Form 10QSB
period 1996-03-31
HUNGARIAN BROADCASTING CORP
filed 1996-05-29
CIK 932554

Securities and Exchange Commission
                                 Washington, D.C. 20549

                                       Form 10-QSB

                       Quarterly Report Under Section 13 or 15(D)
                         of the Securities Exchange Act of 1934

For the Quarter Ended                             Commission File Number
March 31, 1996                                          0-26808


                              HUNGARIAN BROADCASTING CORP.
                 (Exact name of Registrant as specified in its charter)


                 Delaware                                      13-3787223
     (State or other jurisdiction of                        (I.R.S. Employer
     incorporation or organization)                          Identification No.)

                           445 Park Avenue, New York, NY 10022
                        (Address of principal executive offices)

                                     (212) 758-9870
                 The Registrant's telephone number, including area code



Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirement for the past 90 days. Yes  X   No


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest possible date:


Common Stock, $.001 par value                 2,577,500 Shares
              (Class)                 (Outstanding at March 31, 1996)

                              HUNGARIAN BROADCASTING CORP.


                                          INDEX



PART I.	Financial Information

Item 1.	Financial Statements

	Consolidated balance sheets as of March 31, 1996 (unaudited)
		and June 30, 1995 (audited)	                                              2

	Consolidated statements of operations (unaudited) for the three
		months ended March 31, 1996, nine months ended March 31, 1996
		and the period from September 14, 1994 (date of inception)
		to March 31, 1995  	                                                      3

	Consolidated statements of stockholders' equity (unaudited)
		for the nine months ended March 31, 1996 and the period
		from September 14, 1994 (date of inception) to March 31, 1995	            4

	Consolidated statements of cash flows (unaudited) for the nine
		months ended March 31, 1996 and the period from September 14,
		1994 (date of inception) to March 31, 1995	                               5

  Notes to consolidated financial statements (unaudited)	                   6


Item 2.	Management's Discussion and Analysis of
				  Financial Condition and Results of Operations 	                      16


PART II.	Other Information	                                                20


Signature 	                                                                23

                           HUNGARIAN BROADCASTING CORP.
                           CONSOLIDATED BALANCE SHEETS

                                               March 31, 1996      June 30, 1995
                                                 (Unaudited)         (Audited)
ASSETS

	CURRENT ASSETS
		Cash and cash equivalents                       $2,658,675        $  295,006
		Accounts receivable                                177,436            87,598
		VAT refund receivable                                8,367            83,429
		Prepaid expenses and other current assets           30,447             5,000

				Total current assets                           2,874,925           471,033

	Office and transportation equipment,
		less accumulated depreciation of $10,208
		and $47,310                                        125,264            58,562
	Broadcast license costs, less accumulated
		amortization of $324,329 and $35,453             1,826,185         2,115,061
 Deferred program costs                             750,000
	Deferred financing expenses, less accumulated
		amortization of $92,552 and $46,655                 29,547            75,445
	Organization costs, net                              28,478            35,196
	Deferred offering cost                                                 35,000
	Other assets                                        231,141               438

				                                              $5,865,540        $2,790,735

LIABILITIES AND STOCKHOLDERS' EQUITY

	CURRENT LIABILITIES
		Current portion of notes payable                $                 $  959,156
		Accounts payable                                   609,093           264,112
		Accrued expenses                                   124,821            89,627
		Due to related parties                             503,740           495,995
		Other                                              430,696            47,424

				Total current liabilities                      1,668,350         1,856,314

	LONG-TERM LIABILITIES
		Notes payable, less current portion                954,268           890,839

	COMMITMENTS AND CONTINGENCIES

	STOCKHOLDERS' EQUITY
		Common stock, $.001 par value - shares
			authorized 4,780,000 and 5,000,000;
			issued and outstanding 2,577,500 and
			1,265,000                                           2,577             1,265
		Additional paid-in capital                       6,752,497           862,545
		Accumulated deficit                             (3,480,646)         (830,358)
		Currency translation adjustment                    (31,506)           10,130

				Total stockholders' equity                     3,242,922            43,582

                                                  $5,865,540        $2,790,735



           See accompanying notes to consolidated financial statements.

                             HUNGARIAN BROADCASTING CORP.
                        CONSOLIDATED STATEMENTS OF OPERATIONS
                                      (Unaudited)



                                                                   Period from
                                                                   September 14,
                                     Three Months    Nine Months   1994 (Date of
                                         Ended         Ended       Inception) to
  		                                   March 31,      March 31,      March 31,
		                                       1996           1996           1995*


REVENUE	                             $   47,527     $   431,198      $   8,842

STATION EXPENSES
	Operating costs and expenses           274,096         941,262        374,586
	Amortization of broadcast
  license costs                          94,693         294,155
	Selling, general and
  administrative expenses               537,057       1,381,324        110,692

			Total station expenses               905,846       2,616,741        485,278

Station operating loss                 (858,319)     (2,185,543)      (476,436)

CORPORATE EXPENSES
	Amortization of deferred financing
  costs		and original issue discount     27,051         210,170        117,243
	Write-off of deferred offering costs                   129,631
	Depreciation                             1,568          13,000            243

			Total corporate expenses              28,619         352,801        117,486

Operating loss                         (886,938)     (2,538,344)      (593,922)
Interest and other income                95,493          98,450            650
Interest expense                       (138,807)       (210,394)       (42,400)

Net loss                             $ (930,252)    $(2,650,288)     $(635,672)

Net loss per share                   $     (.36)    $     (1.37)     $    (.61)

Weighted average number of
 common shares outstanding            2,577,500       1,935,973      1,039,548



*The amounts shown in this column also represent amounts for the three months and nine months ended March 31, 1995, as the Company was organized on September 14, 1994 and had no income or expenses prior to October 1994.


                See accompanying notes to consolidated financial statements.

                                  HUNGARIAN BROADCASTING CORP.
                        CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                         (Unaudited)



			                                           Additional               Currency
                             Common Stock       Paid-in  Accumulated Translation
                           Shares     Amount    Capital    Deficit    Adjustment


NINE MONTHS ENDED
 MARCH 31, 1996:

	Balance,
  July 1, 1995            1,265,000   $1,265   $862,545  $  (830,358) $ 10,130
	Issuance of common
  stock - July 1995         182,500     182     499,818
	Issuance of common
  stock - August 1995       200,000     200     549,612
	Shares contributed
  by officers for
  cancellation in
  December 1995            (220,000)   (220)        220
	Initial public offering
  in December 1995        1,150,000   1,150   4,840,302
	Foreign currency
  translation adjustment                                                (41,636)
	Net loss                                                (2,650,288)

	Balance,
   March 31, 1996        2,577,500  $2,577  $6,752,497  $(3,480,646)   $(31,506)



PERIOD FROM SEPTEMBER 14,
 1994 (DATE OF INCEPTION)
 TO MARCH 31, 1995*:

	Balance, September 14,
  1994 (date of
  inception)                -       $ -     $     -     $      -        $   -
	Initial issuance of
  common stock -
	 September 1994           850,000     850       7,650
	Sale of common stock
  to private	placement
  investors - November
  and	December 1994        265,000     265     405,045
	Issuance of common stock
  - March 1995             150,000     150     449,850
	Foreign currency
  translation adjustment                                                (22,126)
 	Net loss                                               (635,672)

	Balance,
  March 31, 1995         1,265,000  $1,265   $ 862,545  $(635,672)     $(22,126)

*The amounts shown for this period also represent amounts for the nine months ended March 31, 1995, as the Company was organized on September 14, 1994.

                See accompanying notes to consolidated financial statements.

                              HUNGARIAN BROADCASTING CORP.
                          CONSOLIDATED STATEMENTS OF CASH FLOWS
                                       (Unaudited)

                                                                   Period From
                                                                   September 14,
                                                     Nine Months   1994 (Date of
                                                        Ended      Inception) to
                                                      March 31,       March 31,
                                                         1996          1995*
CASH FLOWS FROM OPERATING ACTIVITIES
	Net loss                                            $(2,650,288)    $ (635,672)
	Adjustments to reconcile net loss to
		net cash used in operating activities:
			Amortization of deferred financing costs and
				original issue discount                              210,170        117,243
		  Amortization of organization costs                     6,718
		  Amortization of broadcast license costs              294,155
			Write-off of deferred offering costs                  129,631
			Depreciation                                           13,000            243
		  Changes in operating assets and liabilities:
				Increase in accounts receivable                      (89,838)
			  (Increase)decrease in VAT refund receivable          75,062        (57,820)
				Increase in prepaid expenses and other assets       (261,428)      (707,088)
		 		Increase in accounts payable                        344,981        187,146
				Increase in accrued expenses                          35,194         43,950
				Increase in other liabilities                        383,272          1,500

		Net cash used in operating activities               (1,509,371)    (1,050,498)

CASH FLOWS FROM INVESTING ACTIVITIES
	Increase in notes receivable                                          (450,000)
	Increase in deferred program costs                     (750,000)
	Purchase of office and transportation equipment         (79,702)       (17,746)
	Payments for organization costs                                           (521)

  	Net cash used in investing activities                (829,702)      (468,267)

CASH FLOWS FROM FINANCING ACTIVITIES
	Advances from related parties                             7,745
	Proceeds from issuance of common stock                5,891,264        426,810
	Proceeds from issuance of notes payable                              2,120,000
	Payment of notes payable                             (1,060,000)
	Payments for offering costs                             (94,631)
	Payments for deferred financing costs                                 (121,915)

		Net cash provided by financing activities            4,744,378      2,424,895

EFFECT OF FOREIGN TRANSLATION ADJUSTMENTS ON CASH        (41,636)       (22,126)

INCREASE IN CASH AND CASH EQUIVALENTS                  2,363,669        884,004

	Cash and cash equivalents at beginning of period        295,006          -0-

  Cash and cash equivalents at end of period         $ 2,658,675     $  884,004

SUPPLEMENTAL CASH FLOW INFORMATION:

	Cash paid for interest                              $   130,894         NONE


*The amounts shown for this period also represent amounts for the nine months ended March 31, 1996, as the Company was organized on September 14, 1994.

           See accompanying notes to consolidated financial statements.

                        HUNGARIAN BROADCASTING CORP.
                 Notes to Consolidated Financial Statements
                                 (Unaudited)


 1.	Organization and Business

   	Hungarian Broadcasting Corp. (the "Company") which was incorporated in the State of Delaware on September 14, 1994, was organized to acquire interests in companies that have commercial broadcasting licenses to own, develop, expand and operate television stations in Hungary. The Company operates in Hungary through a wholly-owned subsidiary known as HBC (Hungary) Kft. ("HBC") which was organized in November 1994. The Company acquired a 90% interest in VI-DOK Video es Filmgyarto Studio Kft. ("VI-DOK") as of
    June 16, 1995, and an 80% interest in DNTV Kft. ("DNTV") as of May 30, 1995, two Hungarian companies (the "Licensees") which had been granted television licenses by the Hungarian Cultural Ministry in April to broadcast over Budapest Channel AM-micro A3 ("A3") from July 1, 1994 through July 1, 2000, daily between 6 a.m. and 5 p.m. and between 7:30 p.m. and 6 a.m. with a maximum advertising time of 20%. Broadcasting on A3 commenced in September 1994. The 90% interest in VI-DOK was acquired for $240,000 and the 80% interest in DNTV for $176,000. The acquisitions were accounted for by the purchase method of accounting; the acquisitions and purchase price allocation were computed as follows:

   	The Company acquired a 90% interest in VI-DOK's assets of $76,471 and assumed 90% of its liabilities of $1,437,328. The excess of VI-DOK's liabilities over its assets acquired was $1,224,771 (90% of $1,360,857).

   	The Company acquired an 80% interest in DNTV's assets of $7,409 and assumed 80% of its liabilities of $744,707 for an excess of liabilities over assets acquired of $589,838 (80% of $737,298). The Company paid $416,000 ($240,000 plus $176,000) for the excess of the two companies' liabilities over assets acquired ($1,224,771 plus $589,838) for a total consideration of $2,230,609. After applying a valuation allowance of $80,095, the Company assigned the balance of $2,150,514 to the acquired broadcast license costss; this amount is being amortized over approximately five year. Prior to September 14, 1994, when broadcasting began, VI-DOK had been in the business of producing and editing motion picture films on a contract by contract basis. From its organization in December 1991 until September 14, 1994, VI-DOK worked on three primary contracts. On March 31, 1994 (two days after acquiring the broadcast license) VI-DOK organized Pest-Buda as a division to conduct its broadcasting activities. Pest-Buda was dissolved as a division on June 16, 1995, the date VI-DOK was acquired by the Company. DNTV, organized in February 1994, broadcast from September 1994 through May 30, 1995 (date of acquisition). The Licensee egfectively ceased operations shortly after their acquisition and the Company's wholly-owned subsidiary HBC continued the broadcasting thereafter.

  	 From the date of inception through September 30, 1995, the Company's consolidated financial statements reflected nominal revenues and the Company was considered to be in the development stage. In management's opinion, the Company emerged from the development stage during the three months ended December 31, 1995.

                        HUNGARIAN BROADCASTING CORP.
                 Notes to Consolidated Financial Statements
                                 (Unaudited)


 2.	Summary of Significant Accounting Policies

  	(a)	Principles of Consolidation and Use of Estimates

     		The consolidated financial statements include the accounts of the Company, its wholly-owned subsidiary and its 80% and 90%-owned subsidiaries, from their respective acquisition dates. All material intercompany transactions and balances have been eliminated.

	     	In preparing financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reporting period. Actual results could differ from those estimates.

  	(b)	Fiscal Year

     		The Company's reporting period is the fiscal year ending June 30.

   (c) Revenue Recognition

     		Revenues result from the sale of advertising time. Advertising revenue is recognized at the time the commercials are broadcast.

  	(d)	Barter Transactions

     		Revenues from barter transactions (television advertising in exchange for goods and services) is recognized when advertisements are broadcast;
       merchandise or services received are charged to expense
       (or capitalized, as appropriate) when received or used.

     		Receivables and payables arising from barter transactions are offset when the services have been rendered to the customer and the merchandise or services are received from the vendor.

  	(e)	Program and Film Rights

     		Program and film rights acquired under license agreements and the related obligations incurred are recorded as assets and liabilities when the license period begins, the cost of each program is determinable, and the program is available for  telecast.  The capitalized costs are amortized using the straight-line method based upon the estimated period of usage.

  	(f)	Production Costs

     		Production costs for self-produced programs are capitalized and expensed when the program is first broadcast, except where the program has potential to generate future revenues. In that case, production costs are capitalized and amortized on the same basis as programming obtained from third parties.

                        HUNGARIAN BROADCASTING CORP.
                 Notes to Consolidated Financial Statements
                                 (Unaudited)


   (g) Office and Transportation Equipment

     		Property and equipment are carried at cost and depreciated on a straight-line basis using the shorter of estimated useful lives, or, if applicable, the underlying lease period.

  	(h)	Broadcast License Costs

     		The costs of acquiring licenses to broadcast are capitalized and amortized over the life of the related licenses. It is the Company's policy to value broadcast licenses at the lower of amortized cost or fair value. As part of an ongoing review of the valuation and amortization of such assets, management assesses the carrying value of such assets if facts and circumstances suggest that they may be impaired. If this review indicates that the assets will not be recoverable, the carrying value of these assets would be reduced to its estimated fair market value. As a result of such review, management has determined that such assets are fairly stated at the respective balance sheet dates.

  	(i)	Organization Costs

     		The Company has capitalized $39,020 of organization costs, which are being amortized over five years.  Amortization of $6,718, including a prior period adjustment, has been provided for the nine months ended
       March 31, 1996.

  	(j)	Income Taxes

     		At June 30, 1995, its initial fiscal year-end, the Company sustained a net operating loss of approximately $386,000.  Such loss may be carried over and applied to reduce taxable income over a period of up to 15 years, ending in the year 2010.  Under SFAS 109, "Accounting for Income Taxes," because of the uncertainty as to the realizability of such loss, the Company has set up a full valuation allowance against any future tax benefit that may accrue from the net operating loss, and no deferred tax asset has been recognized.  In addition,  income taxes have not been recorded in the accompanying financial statements as no tax is due for this period because of the incurred loss.

  	(k)	Deferred Financing Expenses

     		Deferred financing expenses represent the costs associated with the debt portion of a consummated private placement financing and are being amortized on a straight-line basis over the expected term of the related borrowing.

                        HUNGARIAN BROADCASTING CORP.
                 Notes to Consolidated Financial Statements
                                 (Unaudited)


  	(l)	Foreign Currency Translation and Transactions

     		The assets and liabilities of the foreign subsidiaries were translated using the exchange rate in effect at the balance sheet date. Income and expense accounts were translated at the average rates in effect during the period. Translation adjustments are included in the stockholders' equity section in the accompanying balance sheets.

     		Foreign currency transaction gains and losses are recorded for changes in exchange rates affecting cash denominated in U.S. dollars held in Hungarian bank accounts.

  	(m)	Cash Equivalents

     		For purposes of the consolidated statements of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

  	(n)	Dividend Policy

  	   	The Company has never paid and does not anticipate paying any cash dividends on the common stock in the foreseeable future. The Company is dependent upon payment of dividends by its Hungarian subsidiary companies as the source of its own dividends. Hungarian companies are permitted to pay annual dividends out of profits determined on the basis of Hungarian accounting principles, which differ from U.S. generally accepted accounting principles ("GAAP"). Significant differences between U.S. GAAP and Hungarian accounting principles include the accounting for long-term investments which principles, are valued at the lower of cost or market value. In addition, no deferred taxes are presented on the face of Hungarian financial statements, although note disclosure may be required. Leases are not capitalized and unrealized foreign currency translation gains are not reflected in financial statements of Hungarian entities. Dividends are payable to foreign investors such as the Company in forints, which may be converted into U.S.
       dollars at the official rate of exchange set by the National Bank of Hungary.

   (o) Loss Per Share

     		Net loss per share has been calculated based on the weighted average number of common shares outstanding during each period.

                        HUNGARIAN BROADCASTING CORP.
                 Notes to Consolidated Financial Statements
                                 (Unaudited)


 3.	Interim financial Information

    The accompanying consolidated financial statements for the three months ended March 31, 1996, nine months ended March 31, 1996 and the period from September 14, 1994 (date of inception) to March 31, 1995 are unaudited but, in the opinion of management, include all adjustments, consisting mainly of normal recurring accruals necessary for fair presentation. Results for the interim periods are not necesarily indicative of the results for a full year.

4.  Incorporation by Reference

    Reference is made to the Company's consolidated financial statements, and the notes thereto, which were included in the Registration Statement Form SB-2 filed with the U.S. Securities and Exchange Commission on December 20, 1995, and which are incorporated herein by reference.

 5. Concentration of Cash and Cash Equivalents

    At March 31, 1996, cash of $2,392,166 denominated in U.S. dollars was on deposit with a major U.S. money center bank. In addition, $266,509 (denominated partly in U.S. dollars and partly in Hungarian forintes) was on deposit with a Hungarian government-owned bank. At March 31, 1996, the amount on deposit in the U.S. bank exceeded the FDIC insurance limit of $100,000.

 6. Notes Payable

    From November 1994 through March 1995, the Company sold (in a private placement) offering units consisting of $2,120,000 aggregate principal amount of unsecured promissory notes and 265,000 shares of common stock for an aggregate purchase price of $2,120,000. The Company incurred $153,789 of financing expenses relating to the private placement, of which $122,100 and $31,689 has been allocated to debt and equity, respectively. The $153,789 includes legal fees of $28,200 paid to the Company's secretary/stockholder. The notes bear interest at 6% per annum and were originally due upon the earlier of December 31, 1995 or the successful consummation of the IPO, which was rescinded during November 1995 (see
    Note 7(b)). The revised terms required that only one-half of the notes were due upon the earlier of December 31, 1995 or the successful consummation of the subsequent IPO. The balance of the notes are due on June 30, 1997. Consequently, the amortization expense relating to the original issue discount and deferred financing expenses were recomputed over the revised expected term of the notes. Total original issue discount of $437,000 (an imputed interest rate of 19% per annum) has been recorded and is being amortized over the expected term of the notes, along with the $122,100 of financing expenses related to the debt portion of the private placement. The remaining unamortized original issue discount and deferred financing expenses totaled $105,732 and $29,547, respectively, as of March 31, 1996. During January 1996, $1,060,000 of the notes were repaid. Should the remaining notes be repaid before June 30, 1997, any

                        HUNGARIAN BROADCASTING CORP.
                 Notes to Consolidated Financial Statements
                                 (Unaudited)


    unamortizaed portion of the original issue discount and deferred financing expenses will be charged to operations at the time of repayment.

    Notes payable of $954,268 at March 31, 1996 consist of $1,060,000 principal amount of the notes, less the unamortized portion of the original issue discount of $105,732.

    The private placement investors have the right to include their shares in any registration statement filed by the Company after the IPO to the extent that the managing underwriter of the public offering advises the Company that such inclusion would not interfere with the orderly sale of the securities to be publicly offered.

 7. Common Stock

    (a) In July 1995, the Company sold 182,500 shares of common stock at a price of $3 per share for an aggregate of $547,500 ($500,000 net) of which 30,000 shares were sold to a director and officer of the Company. In August 1995, the Company sold 200,000 shares of common stock at a price of $3 per share for an aggregate of $600,000 (approximatley 550,00 net). $100,000, representing the remaining stock subscription receivable at September 30, 1995, was received on October 4, 1995. On December 6, 1995, three of the Company's officers, Messrs. Klenner, Genova and Cohen, contributed to the Company for cancellation 100,000, 100,000 and 20,000 common shares, respectively, for no consideration.

   (b) The Company made a public offering of 1,000,000 shares of common stock at $7 per share in November 1995. The offering was rescinded after the shares offered traded below $7 per share between the effective date and the scheduled closing date of the offering. The Company incurred $129,631 of expenses in connection with that offering, which were shown as deferred offering costs in the financial statements at September 30, 1995 and were charged to operations during the quarter ended December 31, 1995.

 	(c)	 On December 20, 1995 the Company completed an IPO of 1,150,000 shares of its common stock at $5 per share and 1,610,000 redeemable common stock purchase warrants at $.15 per warrant.  Each warrant entitles the holder to purchase one share of common stock at an exercise price of $6.00 per share during the five-year period commencing on the date of the IPO.  The warrants will be redeemable, commencing 16 months after the date of the IPO.  The Company also issued to the underwriter warrants for the purchase of 100,000 shares of common stock at
       $8.25 per share and 140,000 common stock purchase warrants at
       $0.225 per warrant.  The proceeds of this offering amounted to approximately $4,841,000, net of underwriting commissions and expenses.

                        HUNGARIAN BROADCASTING CORP.
                 Notes to Consolidated Financial Statements
                                 (Unaudited)


 8.	Stock Option Plan

   	The Company has adopted a Stock Option Plan (the "Plan") which authorizes issuance of an aggregate of 100,000 shares of common stock. The Plan provides that incentive and non-qualified options may be granted to officers, employees, directors and consultants to the Company for the purpose of providing an incentive to those persons to work for the Company. The Plan will be administered by the compensation committee of the Board of Directors (the "Committee"). The Committee determines, among other things, the persons to whom stock options are granted, the number of shares subject to each option, the date or dates upon which each option may be exercised and the exercise price per share.

   	Options granted under the Plan are exercisable for a period of up to ten years from the date of the grant. Options terminate upon the optionee's termination of employment or consulting arrangement with the Company, except that, under certain circumstances, an optionee may exercise an option within the three-month period after such termination of employment. An optionee may not transfer any options except that an option may be exercised by the personal representative of a deceased optionee within the three-month period folowwing the optionee's death. Incentive options granted to any employee who owns more that 10% of the Company's outstanding common stock immediately before the grant must have an exercise price of not less than 110% of the fair market value of all underlying stock on the date of the grant and the exercise term may not exceed five years. The aggregate fair market value of common stock (determined at the date of the grant) for which any employee may exercise incentive options in any calendar year, may not exceed $100,000.
    In addition, the Company will not grant a nonqualified option with an exercise price less than 85% of the fair market value of the underlying common stock on the date of the grant. On December 20, 1995, the Company granted to certain directors options to purchase an aggregate of 100,000 shares of common stock at $5.00 per share, not exercisable before December 20, 1996 (the first anniversary of the IPO). On January 17,
    1996, options for 40,000 shares were cancelled and on March 20, 1996, one employee was granted options to purchase 25,000 shares at $8 per share, which was the market price at that date.

   	The following table is a summary of all stock options as of March 31, 1996:

		                                      Outstanding      Option price
		                                        options          per share

		  January 1, 1995                           - 0 -
		  Granted in 1995                          100,000           $5.00

		  Balance at December 31, 1995             100,000           $5.00

	  	Granted in 1996                           25,000           $8.00
		  Cancelled in 1996                        (40,000)           5.00

		  Balance at March 31, 1996                 85,000           $5.00 - $8.00

	   As of March 31, 1996, none of the stock options were exercisable.

                        HUNGARIAN BROADCASTING CORP.
                 Notes to Consolidated Financial Statements
                                 (Unaudited)


 9.	Related Party Transactions

   	Certain officers and directors of the Company control a company ("the related party") that purchased $800,000 of unsecured promissory notes and 100,000 shares of common stock in the November 1994 private placement. As additional compensation, the related party received an option (which was exercised in March 1995) to purchase 150,000 shares of common stock at $3 per share and the right of first refusal for a three-year period to act as general contractor for all broadcast facilities to be built by the Company.

   	At June 30, 1995, the minority stockholders were owed $416,000 payable on
    September 1, 1995, relating to the Company's purchase of their stock.   On
    February 5, 1996, $189,800 was repaid, leaving a balance due of $226,200 at March 31, 1996.

   	The amount due to related parties at March 31, 1996 also includes $127,909 due to an officer/stockholder.

10.	VAT Refund Receivable

   	Value-added tax of $8,367 paid in Hungary for which a reimbursement claim was submitted by the Company, has been included in current assets as of March 31, 1996.

11.	Commitments

   	(a)	Consulting and Compensation Agreements

      		The Company has a five-year employment agreement with its President and Chief Financial Officer effective one month after the completion of the IPO at a monthly salary of $10,000.  He will also be entitled to receive reimbursement for ordinary and necessary business expenses.

      		The Company has a two-year employment agreement with its Executive Vice President effective one month after the completion of the IPO at a monthly salary of $10,000. He will also be entitled to receive reimbursement for ordinary and necessary business expenses.

      		The Company's secretary is a partner in a firm which has a two-year retainer agreement to provide all S.E.C. related legal services for the Company, except for services in connection with private placements or public offerings, for a fee of $100,000 per year, beginning in 1996.

      		A financial and management consultant receives a fee of $3,000 per month for a two-year term commencing with the month following the completion of the IPO.

      		As compensation to outside directors, the Company pays directors' fees equal to $2,000 per meeting, minimum of four meetings per year, and reimburses their travel and other out of pocket expenses.
        Officers do not receive any compensation for serving as directors.

                        HUNGARIAN BROADCASTING CORP.
                 Notes to Consolidated Financial Statements
                                 (Unaudited)



   (b)	Leases

     		The Company has a lease for office facilities in Budapest, Hungary, with minimum monthly payments including taxes of $3,125, expiring
       May 30, 2000, cancellable by the Company upon 90 days notice.

12.	Legal Proceedings

   	(a) License Proceeding

      		TV 3, a competitor of A3 ("Plaintiff") which was granted a six year,
        24 hour per day microwave license but has never aired more than six hours per day brought an action against the Ministry of Culture (the
        "Ministry") in the Municipal Court of Budapest to overturn the grant of the A3 license to the Licensees and NAP TV made on March 29, 1994 on the ground that proper procedures were not followed because the authority of the committee that awarded the licenses had expired prior to the date the licenses were granted.  At a hearing held on December 1,
        1994, the Municipal Court ordered the Ministry to follow prescribed procedures and make a new award.  The Ministry appealed this decision to the Appeals Court of Budapest and in addition ruled that in any event, A3 can continue broadcasting until a new award is made.  On
        April 25, 1995, the Company received a letter from the Ministry confirming that the license had been granted to the Licensees and that the Licensees may operate in accordance with the terms of the license.
        On December 21, 1995, the Hungarian Parliament enacted a Media Law, which provided that a National Radio and Television Board be appointed with sole authority to issue frequency licenses.  The Act further provided that any person who held a frequency license on December 21,
        1995 may file a claim on or before March 31, 1996 with the Board to transform the license into a broadcasting contract.  The Company did file its claim with the Board prior to March 31, 1996 and is awaiting a decision of the Board.  If the board refuses to grant the Company's claim, the Company could be materially adversely affected to the extent its business depends at such time on microwave transmission of its programming.  At present, 350,000 of the 850,000 household receive the A3 signal through microwave transmission.

    (b) Underwriters Breach of Contract Actions

      		Prior to November 20, 1995, the Company filed a Registration Statement with the Securities and Exchange Commission on Form SB-2 for an IPO of
        1,000,000 of its shares of Common Stock at $7 per share, which
        Registration Statement became effective at 5:30 p.m. on Friday,
        November 17, 1995.  On Monday, November 20, 1995, the Company entered into a firm commitment underwriting agreement with Coleman and
        Company, Inc. ("Coleman") for sale of 1,000,000 of its shares at $7 per share. Starr Securities Inc. ("Starr") was named in the underwriting agreement.  Trading of the shares on NASDAQ commenced soon thereafter with  a contract closing scheduled for November 27, 1995.  At the

                        HUNGARIAN BROADCASTING CORP.
                 Notes to Consolidated Financial Statements
                                 (Unaudited)


     		closing, Coleman advised the Company that it did not have the funds to close, that it was unilaterally rescinding the contract, and that it would request NASDAQ to cancel all trades made since November 20, 1995.

     		On January 3, 1996, the Company commenced an action against Coleman and Starr in the United States District Court, Southern District
       of New York for breach of contract, demanding judgment of the full contract price of the public offering together with such other compensatory and consequential damages in an amount to be determined at trial.  Answers denying liability have been interposed by each of the defendants.  Plaintiff and defendants have since commenced discovery procedures.

     		On January 19, 1996, Starr commenced an action in the Supreme Court of
       New York against the Company and its former Chairman of the Board,
       Robert Genova, for libel and defamation of Starr's character, and for threatening to continue to defame Starr's character by stating that
       Starr "walked away" from the IPO deal and breached its contract with the Company unless Starr made a bridge loan to or a private placement for the Company.  The Complaint further alleged that when Starr did not accede to the Company's demands, the Company continued to vilify
       Starr in the financial community by stating that Starr walked away from the IPO deal and breached its contract with the Company and by commencing an action in the U.S. District Court, Southern District of
       New York falsely accusing Starr of breach of contract.  Starr further included a cause of action on the same facts for prima facie tort.
       The Company had this action removed to the U.S. District Court,
       Southern District of New York.  On motion, Starr was granted until
       April 1, 1996 by the court to move to remand both actions to the New
       York Supreme Court on the groun of lack of diversity of citizenship, which motion was made and a decision is being awaited.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results
        of Operations


Introduction

The Company was organized in September 1994 and in October it commenced exploring opportunities to own, operate and develop a regional private commercial television station in Hungary. In November, it obtained a six month option to acquire majority interests in DNTV and VI-DOK, two Hungarian corporations (the "Licensees") that were granted licenses in March 1994 for a six year term commencing July 1, 1994 to operate on Channel A3. The Licensees commenced their broadcasting on A3 on a limited basis in September 1994, and increased their broadcasting to 21 1/2 hours per day in December, 1994. During the option period, the Company loaned approximately $2,100,000 to the Licensees, which was used by them principally to produce and purchase programming.

During the option period, the Company incurred significant costs in preparing business plans and developing an advertising sales staff, a station management team, and a program format.

In May and June 1995, the Company acquired majority interests in the two Licensee companies by purchasing 80% of DNTV and 90% of VI-DOK and assumed operational control of the two companies.

The Company's revenues are derived principally from the sale of television advertising to local, national and international advertisers. The Company also engages in certain barter transactions in which the stations exchange unsold commercial advertising time for goods and services such as broadcasting equipment, hotel rooms, car rentals and newspaper advertising space. Although the Company's television broadcasting activities began only recently, the experience of the television industry is that advertising sales tend to be lowest during the third quarter of each calendar year, which includes the summer holiday schedule (typically July and August) and highest during the fourth quarter of each calendar year.

The primary expenses incurred in operating television stations are employee salaries, programming costs, broadcast studio and transmission expenses and selling, general and administrative expenses.

In management's opinion, the Company emerged from the development stage effective during the three months ended December 31, 1995.

For the nine months ended March 31, 1996, the Company had consolidated revenues of $431,198 (primarily from the sale of advertising time) and incurred a net loss for the period of $2,650,288. Expenses consisted of station expenses aggregating $2,616,741, including amortization of broadcast license costs of $294,155. Corporate expenses, which included amortization of deferred financing costs and original issue discount, aggregated $352,801. The original issue discount and financing costs relate to the 6% Bridge Notes issued between November 1994 and March 1995.

For the period from September 14, 1994 (date of inception) to March 31, 1995, the Company incurred a net loss of $635,672. Station expenses aggregated $485,278. Corporate expenses, which included amortization of deferred financing costs and original issue discount, aggregated $117,486. The original issue discount and financing costs relate to the 6% Bridge Notes issued in November 1994 and March 1995.

A3 broadcasted only video music clips prior to June 1995, when the Company assumed control. The Company changed the format in June 1995 so as to replace video music clips with civic events produced live on location during daytime hours, and with game shows, sitcoms and movies at night. In October 1995, the Company again changed the format to return to video music clips during the day. This change of format was based on conversations with the Company's advertisers who expressed a preference for music clips during the daytime hours. In addition, the cost of music clips programming was substantially lower than the cost of civic events programming primarily because the Company was broadcasting the music clips from its own facility instead of from the Land studio, a leased broadcasting facility. After the Company assumed control of A3, it reduced the management staff and operating expenses while expanding, training and motivating its sales staff. The Company believes that operating costs will decrease in 1996 as a result of actions it has taken to shift production of its programming to its own studio instead of a leased broadcasting facility and by increasing the number of hours of programming devoted to music clips and decreasing the number of hours devoted to civic events which are more expensive to produce. The Company retained two media companies to market air time. It also believes that revenues will continue to increase as it reaches a larger audience through a satellite-to-cable network. The Company intends to increase its non-music programming costs as revenues increase in order to improve the quality of its programming. The Company believes that it will show a profit for fiscal 1997, although there can be no assurance that this will occur.

The Company obtains its video music clips from record producers and music publishing companies free of charge. It then has to pay royalties to the American Society of Composers and Performing Artists ("ASCAP") and Broadcast Music Inc. ("BMI") each time it broadcasts a composition. The Company also pays monthly fees to Antenna Hungaria for distributing its signal to the cable companies and permitting access to their networks and approximately $70,000 per month to Land under a contract that terminated December 31, 1995. The Company is also producing live talk shows and game shows each evening and has management and overhead expenses of about $35,000 per month. Commencing in 1996, the Company anticipates that its studio costs, whether at Land studio or elsewhere, will be reduced and it expects to add satellite-to-cable broadcasting at an additional cost of $60,000 per month.

While the Company carried a substantial civic events format, it had operational costs averaging approximately $300,000 per month, including production costs for civic events of approximately $150,000 per month. By eliminating substantially all the civic events format, the Company reduced expenses by approximately $100,000 per month.

Based upon conversations with current and prospective advertisers and other knowledgeable persons, the Company anticipates that it will receive higher rates from the advertisers after it commences satellite-to-cable broadcasting because it will reach a larger audience.

The Company had a public offering of shares of common stock in November 1995, which offering was rescinded by the underwriters of that offering after the shares traded below $7 per share between the effective date and the scheduled closing date. As a result of such rescission, the Company sustained a charge to operations of $129,631 during the quarter ended December 31, 1995.

Liquidity and Capital Resources

From its inception through September 30, 1995, the Company sold 1,647,500 shares of common stock in a series of private transactions for proceeds of $1,913,622, net of issuance costs and, in addition, issued promissory notes in an aggregate amount of $2,120,000. On December 6, 1995, 220,000 shares owned by three officers of the Registrant were contributed to the Company for no consideration.

On December 20, 1995, the Company completed an IPO of 1,150,000 shares of its common stock at $5 per share and 1,610,000 redeemable common stock purchase warrants at $.15 per warrant. Each warrant entitles the holder to purchase one share of common stock at an exercise price of $6.00 per share during the five-year period commencing on the date of the IPO. The warrants will be redeemable, commencing 16 months after the date of the IPO. The Company also issued to the underwriter warrants for the purchase of 100,000 shares of common stock at $8.25 per share and 140,000 common stock purchase warrants at $0.225 per warrant. The proceeds of this offering amounted to approximately $4,841,000, net of underwriting commission and expenses.

The Company believes that its existing cash balance and cash from future operations will be sufficient to fund the balance of acquisition costs ($226,200), repayment of the remaining balance of bridge notes ($1,060,000), construction and equipping of a broadcasting studio ($250,000), purchasing a fully equipped mobile-studio van ($500,000) and launching an initial promotion campaign for the station ($400,000). The Company further believes that by operating out of its own studio it will reduce studio costs and that its cash balances and cash from operations will be sufficient to fund its operations, lease, satellite costs, and management costs for the foreseeable future. The Company anticipates that its cash requirements for the foregoing will be approximately $5,000,000 during 1996. Even though the Company believes that it will have adequate funds to sustain operations for at least 12 months, it may seek a bank line of credit if additional funds are needed to sustain operations. There is no assurance that it will be able to obtain a bank line of credit. The Company anticipates that it will be able to repay the remaining fifty percent of the bridge notes of $1,060,000 plus interest on June 30, 1997 out of proceeds that may be received through the exercise of warrants, cash flow from operations, from borrowings or from the sale of additional shares of stock. There can be no assurance that the Company will be able to repay the bridge notes on their due date of June 30, 1997.

Although the Company's studio facility lease with Land Studio Kft ("Land") terminated on December 31, 1995, the Company does not believe that this termination is reasonably likely to have a material impact on net sales or revenues or income from continuing operations since the Company now has an operational broadcasting facility on its premises and is currently broadcasting all of its video music clips from this facility. The Company does not presently have an agreement from Land to extend the lease, but there are other studios suitable for the Company's needs available for rent in the Budapest area on a short-term or a month-to-month basis that could also provide post-production editing and special production facilities.


Foreign Currency

The Company's broadcasting operations in Hungary incur both general revenues and operating expenses in forints. Asset and liability accounts are translated from foreign currencies into United States dollars at the period-end exchange rate; income and expense accounts are translated at the average exchange rate for the period. The resulting translation adjustments are reflected in a component of shareholders' equity. Currency translation adjustments relating to transactions of the Company and its subsidiaries in currencies other than the functional currency of the entity involved are reflected in the operating results of the Company.

Since virtually all revenues and expenses are in local currency, the Company does not hedge against foreign currency exchange risks.

                                   PART II


Item 1.  Legal Proceedings

  	License Proceeding

 	 TV 3, a competitor of A3 ("Plaintiff") which was granted a six year,   24
   hour per day microwave license but has never aired more than six hours per day brought an action against the Ministry of Culture (the "Ministry") in the Municipal Court of Budapest to overturn the grant of the A3 license to the Licensees and NAP TV made on March 29, 1994 on the ground that proper procedures were not followed because the authority of the committee that awarded the licenses had expired prior to the date the licenses were granted. At a hearing held on December 1, 1994, the Municipal Court ordered the Ministry to follow prescribed procedures and make a new award.
   The Ministry appealed this decision to the Appeals Court of Budapest and in addition ruled that in any event, A3 can continue broadcasting until a new award is made. On April 25, 1995, the Company received a letter from the Ministry confirming that the license had been granted to the Licensees and that the Licensees may operate in accordance with the terms of the license. On December 21, 1995, the Hungarian Parliament enacted a Media
   Law, which provided that a National Radio and Television Board be appointed with sole authority to issue frequency licenses. The Act further provided that any person who held a frequency license on December 21, 1995 may file a claim on or before March 31, 1996 with the Board to transform the license into a broadcasting contract. The Company did file its claim with the Board prior to March 31, 1996 and is awaiting a decision of the Board. If the Board refuses to grant the Company's claim, the Company could be materially adversely affected to the extent its business depends at such time on microwave transmission of its programming. At present, 350,000 of the 850,000 households receive the A3 signal through microwave transmission.


  	Underwriters Breach of Contract Actions

  	Prior to November 20, 1995, the Company filed a Registration Statement with the Securities and Exchange Commission on Form SB-2 for an IPO of 1,000,000 of its shares of Common Stock at $7 per share, which Registration Statement became effective at 5:30 p.m. on Friday, November 17, 1995. On Monday, November 20, 1995, the Company entered into a firm commitment underwriting agreement with Coleman and Company, Inc. ("Coleman") for sale of 1,000,000 of its shares at $7 per share. Starr Securities Inc. ("Starr") was named as a co-underwriter in the Registration Statement and in the underwriting agreement. Trading of the shares on NASDAQ commenced soon thereafter with a contract closing scheduled for November 27, 1995. At the closing, Coleman advised the Company that it did not have the funds to close, that it was unilaterally rescinding the contract, and that it would request NASDAQ to cancel all trades made since November 20, 1995.

  	On January 3, 1996, the Company commenced an action against Coleman and Starr in the United States District Court, Southern District of New York for breach of contract, demanding judgment of the full contract price of the public offering together with such other compensatory and consequential damages in an amount to be determined at trial. Answers denying liability have been interposed by each of the defendants.
   Plaintiff and defendants have since commenced discovery procedures.

  	On January 19, 1996, Starr commenced an action in the Supreme Court of New York against the Company and its former Chairman of the Board, Robert
   Genova, for libel and defamation of Starr's character, and for threatening to continue to defame Starr's character by stating that Starr "walked away" from the IPO deal and breached its contract with the Company unless
   Starr made a bridge loan to or a private placement for the Company. The Complaint further alleged that when Starr did not accede to the Company's demands, the Company continued to vilify Starr in the financial community by stating that Starr walked away from the IPO deal and breached its contract with the Company and by commencing an action in the U.s. District Court, Southern District of New York falsely accusing Starr of breach of contract. Starr further included a cause of action on the same facts for prima facie tort. The Company had this action removed to the U.S.
   District Court, Southern District of New York. On motion, Starr was granted until April 1, 1996 by the court to move to remand both actions to the New York Supreme Court on the ground of lack of diversity of citizenship, which motion was made and a decision is being awaited.


Item 2.  Changes in Securities

  	None

Item 3.  Defaults upon Senior Securities

  	None

Item 4.  Submission of Matters to a Vote of Security Holders

  	None

Item 5.  Other Information

  	None

Item 6.  Exhibits and Reports on Form 8-K

  	A.	Exhibits* (numbers below reference Regulations S-B)
		    (3) (a)	   Certificate of Incorporation filed September 14, 1994*
  			     (b)	   By-laws*
    		(4) (a)	   Form of Warrant Agreement**
			       (a)(i)	Form of Common Stock Purchase Warrant Certificate**
			       (b)   	Form of Underwriters' Warrant**
      			 (c)    Form of Underwriters' Stock Warrant**
  	  (10) (a)   	Employment Agreement between Registrant and Peter E. Klenner*
      			 (b)   	Employment Agreement between Registrant and Imre M. Kovats*
      			 (c)	   Financial Consultant Agreement between Registrant and Robert
                  Genova*
      			 (d)	   1994 Incentive Stock Plan*
			       (e)   	Sharing agreement for space and facilities between
                 Registrant and Hungarian Telephone and Cable Corp.*
      			 (f)   	Agreement to purchase shares in DNTV*
      			 (g)	   Agreement to purchase shares in VI-DOK*
      			 (h)   	Letter of intent with Kablecom*
      			 (i)    Offer from OKK Kft to Registrant to rent satellite space
                 to Company*
      			 (j)	   Agreement with Land Studios Kft*
      			 (k)	   Lease agreement with HAKON Ltd. for space at Szamado, Budapest*
      			 (l)	   Form of 6% Bridge Note*
      			 (m)	   License to broadcast on A3*
      			 (n)   	Form of Consulting Agreement with J.W. Barclay & Co., Inc.**
      			 (o)	   Form of Mergers and Acquisitions Agreement with J.W.
                 Barclay & Co., Inc.**
   		(21)	       Subsidiaries of the Registrant*

			 * Filed with Registration Statement No. 33-96674
			** Filed with Registration Statement No. 33-80177

	B.	The following reports on Form 8-K have been filed during the three months ended March 31, 1996:

   		None

                                 SIGNATURES



Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of New York, State of New York, on the 29 day of May, 1996.



                                      HUNGARIAN BROADCASTING CORP.
                                      Registrant



                                     By   Frank R. Cohen
                                          Frank R. Cohen
                                          Treasurer and Chief Financial Officer