Form 10QSB/A
period 1996-03-31
HUNGARIAN BROADCASTING CORP
filed 1996-06-28
CIK 932554

Securities and Exchange Commission
                                 Washington, D.C. 20549

                                       Form 10-QSB/A

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

                                  SIGNATURE



Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized, in the City of New
York, State of New York, on the         day of May, 1996



                                         HUNGARIAN BROADCASTING CORP.




                                       By
                                          Frank R. Cohen
                                          Treasurer and Chief Financial Office