Form 10KSB
period 1996-06-30
HUNGARIAN BROADCASTING CORP
filed 1996-10-01
CIK 932554

Securities and Exchange Commission
                   Washington, D.C. 20549
                         Form 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended June 30, 1996
                            OR
[  ] TRANSITIONAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________________to_________________

               Commission File Number 0-26808
                HUNGARIAN BROADCASTING CORP.
   (Exact Name of Registrant as specified in its charter)

          Delaware                        13-3787223
     (State or other jurisdiction of     (I.R.S. Employer
     incorporation or organization)      Identification No.)

       445 Park Avenue, 15th Floor, New York NY 10022
          (Address of principal executive offices)

The Registrant's telephone number, including area code:
(212) 758-9870

Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act:

     Title of Each Class      Name of Each Exchange on which Registered
     Common Stock,                          NASDAQ
     par value $.001 per share

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirement for the
past 90 days.            Yes  X    No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III
of this Form 10-KSB or any amendment to this Form 10-KSB.  [   ]
Registrant had revenues of $672,108 for the year ended June 30, 1996.

As of August 30, 1996, 2,577,500 shares of Common Stock were outstanding of which 1,150,000 were held by non-affiliates of the Company. The aggregate market value of the Common Stock held by non-affiliates of the Company as of August 30, 1996 was $7,475,000 (based upon the closing bid price on such date on NASDAQ).

            Documents Incorporated by Reference

Part III-Portions of the Registrant's proxy statement for the Annual Meeting of Stockholders for the fiscal year ended June 30, 1996.

                           PART I

   Item 1.  Business

   (a) General Development of Business

        1.  Industry Overview

   Private commercial television stations (those which derive the majority of their revenues from the sale of advertising) generally began broadcasting in the United States in the 1940s, in parts of Western Europe in the 1950s, in Germany in the 1980s, and in Scandinavia and Central Europe (including Hungary) in the 1990s. Austrian TV channels are still owned by the state. Commercial television has become an important medium for advertisers in the more developed advertising markets. For example, in 1995, television advertising expenditures totaled $30.6 billion in the United States and an aggregate of $18.3 billion in 16 countries of Western Europe.

   An advertising industry has been developing in Hungary since 1991. Based on a report published by Saatchi & Saatchi/Zenith Media World Wide, TV advertising expenditure increased from $45 million in 1991, to $107 million in 1992, to $128 million in 1993, to $138 million in 1994, and to $157 million in 1995.

   The Hungarian Parliament enacted a Media Law on December 21, 1995 which provided for the privatization through a tender process of one of the two state owned TV channels (MTV 2) and the sale of a currently dormant frequency. The Company believes that it is currently operating in compliance with the provisions of the Media Law.

   The two basic methods of television transmission in use in Hungary are
(i) over-the-air television broadcasting, which can be either local or national in scope (these operations are often referred to as "terrestrial" broadcast operations) and (ii) satellite-to-cable broadcasting. In over-the-air broadcasting, the station operator obtains a license from the appropriate regulatory authority with a limited geographic range. In satellite-to-cable broadcasting, the station operator transmits its programming signal to a satellite which redirects the signal to either a ground based antenna which is connected to a cable system or to a home television via a satellite dish ("direct-to-home").

   While over-the-air broadcasters can typically be received by virtually all of the television households in the geographic area covered by their broadcast signal, satellite-to-cable broadcasters can only be received by television households connected to a cable system or households that have satellite dishes positioned to receive the broadcast signal. Cable television growth in Hungary initially occurred in the most heavily populated areas and has been extended to less populated areas. Households with cable service in the most heavily populated areas in Hungary are sought after by advertisers because these households tend to have higher disposable incomes and greater access to advertised goods and services.

        2.  General

   The Company was formed in September 1994 to acquire majority interests in companies owning broadcasting licenses and becoming the operator of the licensed broadcasting stations.

   Hungary has three state owned and operated television channels Magyar Televizio I ("MTV 1"), which started broadcasting in 1957, and Magyar Televizio 2 ("MTV 2"), which started broadcasting in 1972 and DUNA TV, which started to broadcast via satellite in 1993. The signals of MTV 1, MTV 2 and the microwave signal of A-3 (the Company's channel) are over-the-air (terrestrial) and are transmitted by Antenna Hungaria, a state owned company which built, owns and operates a trunk network of transmitter stations consisting of 19 transmitter stations and 90 relay stations. The signals of MTV 1 reaches over 96% of the households of Hungary and MTV 2 reaches approximately 80% of the households of Hungary. To receive the signals of MTV 1 and MTV 2, a household merely needs a pair of "ears" or antennae and does not require any dish.

   A household requires a dish to receive signals from channels transmitting over a microwave frequency or directly via satellite.

   The AM Micro system is the least expensive system for consumers. The receiving equipment is limited to a dish (smaller than a comparable satellite receiver) and a receiving head (converter). The equipment costs average $100 per household. However, equipment for one household can service four households if they are located in the same building. Equipment for cable networks costs $150 per household and for satellite antenna systems $300 per household. The monthly fee transmission charged directly to households by Antenna Hungaria is $1 for AM-Micro access as compared to $4 to $8 for cable and satellite access.

   In 1994, based on a decree enacted by the Hungarian Parliament in July 1993, the Hungarian Ministry of Culture and Education made a tender offer to open only to holders of studio licenses for a license to broadcast over Channel A3 using AM-Micro technology over an area of Budapest plus 30 km (18 miles). Fourteen contenders applied for the license. The license was given to three of the contenders as follows, each for the time period from July 1, 1994 to July 1, 2000.

        VI-DOK: Mondays, Wednesdays, Fridays and Sundays from 6:00 a.m. to 5:00 p.m. and 7:30 p.m. to 6 a.m.

        DNTV: Tuesdays, Thursdays and Saturdays from 6:00 a.m. to 5:00 p.m. and 7:30 p.m. to 6 a.m.

        NAP TV: Daily from 5:00 p.m. to 7:30 p.m.

   VI-DOK and DNTV had no prior television broadcasting experience. DNTV was organized on February 14, 1994 and VI-DOK was organized on December 10, 1991. The Ministry granted licenses to DNTV and to VI-DOK on March 29, 1994. VI-DOK then organized Pest-Buda Televizio Kft ("Pest-Buda") on March 31, 1994 as a vehicle from which to conduct the broadcasting operations under the license. Between the date of grant and the commencement of broadcasting on A3 in September 1994, DNTV and VI-DOK devoted their energies to seeking an equity partner. The two companies started broadcasting in September 1994 as a music channel using the broadcasting facilities of Land Studios rather than their own studios to provide programming and technical personnel.

   VI-DOK and DNTV, acting jointly thereafter sought an equity partner. In November 1994, the Company commenced negotiations to acquire majority interests in each of the two licensed companies. At the same time, the Company agreed to provide loans aggregating approximately $2,000,000 to the Licensees to help finance their operating and programming costs (which loans were to be deemed capital contributions in the event the acquisitions were completed) until it could complete its due diligence in connection with the acquisitions. The Company then recruited a management staff, a sales staff and a station operating staff and completed its acquisition of DNTV and VI-DOK in May 1995 and June 1995, respectively. The Company acquired 90% and 80% of the capital interests of VI-DOK and DNTV for $240,000 and $176,000, respectively, from the existing owners of VI-DOK and DNTV and contributed the loans to the capital of the two licensee companies as additional acquisition costs, and assumed the operational control of A3 in May 1995.

   On September 6, 1996, the Company added satellite-to-cable (and direct -to-home) broadcasting, which enabled it to broadcast 24 hours per day, including the hours of 5:00 p.m. to 7:30 p.m. daily to its cable networks. It still broadcasts 21 1/2 hours per day through its AM Micro network

        3.  Population Reach and Demographics

   Prior to September 1996, A3's signal was carried over-the-air and reached approximately 350,000 households through the AM Microwave network and approximately 500,000 households through cable networks located in Budapest and its environs.

   The Company entered into a ten year agreement with Nethold to rent to the Company space on its satellite known as "Hotbird 2". Satellite broadcasting (which began September 6, 1996), together with its existing AM Micro network will enable the Company to reach an estimated 1.8 million TV households or 49% of the 3.7 million TV households (3.9 million total households) in Hungary. This includes all nine of the cable systems operated by Kable Com Kft, the Hungarian affiliate of HBO, which reaches in the aggregate of 210,000 households. The Company intends to increase its reach in calendar 1997 to close to 60% by equipping small cable networks with decoders and by reaching individual TV homes that are equipped with decoders through direct-to-home broadcasting. The Company also entered into a ten year agreement with Banknet to provide uplink and downlink facilities for satellite broadcasting. As of September 18, 1996, 28 cable television companies have installed and have begun operating down link equipment enabling their 190,000 subscribers to receive A 3's broadcast via the satellite.

   The Company designs its program schedule to appeal to and attract viewers in the 14 to 35 year old age group.

        4. Strategy

  The Company's strategy is to improve the operating results and market share of A3. Specific elements of the Company's operating strategy include:


     Utilize Viewer-Oriented Scheduling make it easier for viewers to find the programs they prefer to watch by regular and consistent scheduling of programming

     Promote Programs advertise and promote both on A3 and in other media its programming to increase ratings and viewer identification

     Control Station Operating Costs continue fundamental cost controls and operating efficiencies

     Increase Advertising Sales expand, train and motivate the sales force.

     5. Programming

  The Company's programming strategy is to broadcast cost-effective programs that are capable of achieving high rating thresholds and targeted to its 14 to 35 year old viewer audience. In addition, the Company believes that its strategy of emphasizing programming in Hungarian will lead to an increase in market revenue share among key demographic groups and improving the image of the station among advertisers and viewers.

  The Company's strategy in purchasing international programs for broadcasting in Hungary is to acquire programs that were successful on United States, United Kingdom or Australian prime time television. These programs are dubbed by the Company into Hungarian and include television series, serials and soap operas. Movies previously dubbed into Hungarian are also acquired. Popular international programs currently broadcast by the Company include Beauty and the Beast, Pacific Drive, Homicide, and The Benny Hill Show. The Company also produces or plans to produce local news, variety shows, magazine format shows, talk shows and game shows.

  The Company is currently the only television station in Hungary that broadcasts a number of western series in the Hungarian language.

  A3 programming, from 12:00 a.m. to 5:00 p.m. consists principally of computerized music clips of Western and Hungarian recording artists plus generally a movie in the afternoon. From 5:00 p.m. to 7:30 p.m., A3 broadcasts primarily from its library of foreign shows to its viewers who receive the Company's signal via satellite. From 7:30 p.m. to 12:00 a.m., the programming features acquired programming dubbed into Hungarian, locally produced shows or movies dubbed into Hungarian. The key target audience of A3 is the 14 to 35 age group. Of the 168 hours of programming broadcast by the Company, approximately 90 hours (54%) is Hungarian production.

  The Company receives video music clips directly from recording companies such as Sony or EMI, or music publishing companies without charge to the Company. If and when the Company broadcasts a composition, the Company pays a royalty on the use of the composition to the Hungarian Association of Record Producers ("HARP"). In the case of its own productions, the Company's staff selects the program and oversees the production. The Company believes its production programming staff of 25 persons together with approximately 62 professionals employed on an as needed basis is adequate to produce its programming. The Company acquires rights to international sitcoms and other series for a limited number of showings together with video-discs and scripts of the shows. The Company dubs the video-discs into the Hungarian language in its dubbing production studio. The Company believes its staff of 21 persons is adequate for this activity.

  From time to time, A3 broadcasts a special sporting or cultural event and replaces the regularly scheduled program with this event.

  The Company is continually working on new ideas for programming and intends to change its schedule from time to time to increase "audience flow," which involves consecutively scheduling programs with similar audience demographics so as to retain as many viewers as possible from one program to the next. These scheduling practices are used widely in the United States and help build viewer loyalty and overall market share. The Company also advertises and promotes its programming on A3.

  The Company has not and does not expect to conduct, or to expend any funds on, any research or development activities.

     6.  Advertising Sales

  Advertising sales to national, international and local advertisers are the principal source of revenues for the Company. The Company has been able to implement a number of sales practices that have been effectively used in the United States market and in other more developed television broadcasting markets. First, the Company has cooperated with other broadcasters to implement accurate, independent rating surveys in each of its markets. Second, the Company's sales efforts focus on educating the media buying market on how to use television as an effective advertising medium.

  In Hungary, AGB-Hungaria Meter System began providing ratings information in 1993 on a national basis and has been providing rating information for certain local areas including Budapest since 1996. The Company believes that more accurate ratings information accelerates the development of commercial television markets because advertisers with more accurate ratings information are more willing to allocate a greater percentage of their advertising budget to television advertising.

  The Company employs an experienced sales force under the direction of a sales manager. The Company's executive vice president, Mr. Imre Kovats, interacts on a regular basis with the sales force in each market.

     7.  Competition

  A3 competes with MTV1 and MTV2, both government owned and operated national television terrestrial stations and with DUNA-TV, a government owned and operated national television satellite station for audience, for programming and advertising. It is anticipated that both MTV 2 and channel 58 (a former Russian military channel now inactive), will be privatized and will offer competition to the Company. It also competes with NAP TV; and with TV3 and SZIV TV, privately owned commercial stations with AM-Micro licenses similar to that of the Company, and with other localized stations in Budapest that broadcast to parts of the Budapest area sporadically and have insignificant audiences. In September, TV3 began to broadcast via satellite.

  Competition for viewers also comes from foreign stations such as CNN and TNT transmitting via satellite TV to cable. These stations broadcast in either English, German or French. Currently, none broadcast in Hungarian.

  A3 also competes for revenues with other media, such as newspapers, radio, magazines, outdoor advertising, telephone directory advertising and direct mail.

     8.  Regulation

  On December 21, 1995, the Media Act was enacted by Parliament. Under the Act, A3 is required to comply with a number of restrictions on programming and advertising. The Company believes that currently A3 is complying with all the restrictions provided for in the Act and that none of the restrictions has a material adverse effect on A3. These restrictions include that 30% of A3's broadcast time must be programming of Hungarian origin, which includes the news, events, talk shows, and sports. If Hungary becomes a member of the European Union, A3 will be subject to additional program content regulation. The Company currently devotes approximately 54% of its broadcasting time to programming of Hungarian origin. The Media Act also provides rules and regulations pertaining to renewing or extending licenses; and provides that the state owned MTV2 and Channel 58 should be privatized.

  There is no specific environmental regulation in Hungary to which the Company is subject, and the Company has not expended and does not expect to expend any funds on environmental compliance costs.

     9.  Employees

  As of June 30, 1996, the Company had three executive officers and a central staff of 33 full-time employees, consisting of 25 in production and in programming, four in sales and four in finance and administration. None of the Company's employees are covered by a collective bargaining agreement. The Company also employs from time to time, on an as-needed basis, additional temporary personnel drawn from a pool of approximately 62 production professionals, such as directors, camera or lighting operators, and engineers and 21 dubbing professionals. The Company believes that its relations with its employees are good.

Item 2.  Description of Property

  The Company entered into a five year lease as of July 1, 1996 for approximately 12,000 square feet on four floors at Kelenhegyi ut 39, 1118 Budapest, Hungary at a rental of $144,000 per year plus a 25% VAT fee and maintenance fees. The Company is using the third floor for its executive offices, the second floor for sales and other offices, the first floor as a broadcast studio and offices for the production group, and the basement floor as a dubbing studio and as a post production studio. The basement floor also houses the master control. Live broadcast signals are transmitted from the broadcast studio using uplink facilities leased from Banknet to the back haul satellite Orion Atlantic. Their signals are received in the Netherlands and retransmitted to the Astra IE satellite (Hotbird 2 satellite after January 1, 1997) using downlink facilities leased from Banknet to the cable system heads and to the direct-to-home subscribers.

Item 3.  Legal Proceedings

  Prior to November 20, 1995, the Company filed a Registration Statement with the Securities and Exchange Commission on Form SB-2 for an Initial Public Offering of 1,000,000 of its shares of Common Stock at $7 per share, which Registration Statement became effective at 5:30 p.m. on Friday, November 17, 1995. On Monday, November 20, 1995, the Company entered into a firm commitment underwriting agreement with Coleman and Company, Inc. ("Coleman") for sale of 1,000,000 of its shares at $7 per share. Starr Securities Inc. ("Starr") was named as a co-underwriter in the Registration Statement and in the underwriting agreement. Trading of the shares on NASDAQ commenced soon thereafter with a contract closing scheduled for November 27, 1995. At the Closing, Coleman advised the Company that it did not have the funds to close, that it was unilaterally rescinding the contract; and that it would request NASDAQ to cancel all trades made since November 20, 1995.

  On January 3, 1996, the Company commenced an action against Coleman and Starr in the United States District Court of the Southern District of New York for breach of contract demanding judgment of the full contract price of the public offering together with such other compensatory and consequential damages in an amount to be determined at trial.

  On January 19, 1996, Starr commenced an action in the Supreme Court of New York against the Company and its former Chairman of the Board, Robert Genova, for libel and defamation of Starr's character, and for threatening to continue to defame Starr's character by stating that Starr "walked away" from the Initial Public Offering deal and breached its contract with the Company unless Starr made a bridge loan to or a private placement for the Company. The Complaint further alleged that when Starr did not accede to the Company's demands, the Company continued to vilify Starr in the financial community by stating that Starr walked away from the Initial Public Offering deal and breached its contract with the Company and by commencing an action in the U.S. District Southern District of New York on January 3, 1996, falsely accusing Starr of breach of contract. Starr further included a cause of action on the same facts for prima facie tort. The Company had this action removed to the U.S. District Court, Southern District of New York. Starr moved to remand both actions to the New York Supreme Court on the ground of lack of diversity of citizenship, which motion was granted. The Company then recommenced its action in the New York Supreme Court and consolidated its action with the Starr proceeding. The Company believes its action has merit and that it has valid defenses to the action brought by Starr.

Item 4.  Submission of Matters to a Vote of Security Holders

  On June 21, 1996, a special meeting of stockholders was held to vote on proposals to amend the Certificate of Incorporation; (1) to increase the number of authorized shares of Common Stock from 5,000,000 to 15,000,000;
(2) to authorize the issuance of up to 5,000,000 shares of preferred stock; and (3) to increase the number of shares of the Company's 1995 Incentive Stock Option Plan from 100,000 to 350,000 shares. The stockholders voted in favor of each of the proposals.

                           PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder
          Matters.

  Effective December 20, 1995, the Company's Common Stock and certain publicly held redeemable common stock purchase warrants ("Warrants") commenced trading on NASDAQ Small-Cap Market under the symbols HBCO and HBCOW respectively. Prior to December 20, 1995, there was no established public trading market for the Company's Common Stock or Warrants. In August 1996, the Company sold 100,000 shares of Preferred Stock in a private placement. There is presently no market for the Preferred Stock.

  The following table sets forth the range of high and low bid prices as reported by NASDAQ. Bid quotations reflect interdealer prices without retail mark-up, mark-down or commission transactions.

                                  Common Stock         Warrants
                                   High   Low       High       Low
1995
           Fourth Quarter)       $ 8.375   $5.500    $4.000    $1.000
           (December 20-31
1996
           First Quarter          $11.850   $7.625    $5.750    $2.500
           Second Quarter         $11.250   $9.000    $5.125    $3.000
           Third Quarter          $ 9.125   $5.375    $3.375    $1.500
           (to September 18)

Shareholders

     As of August 1, 1996, there were 52 holders of record of the 2,577,500 outstanding shares of the Common Stock and two holders of the 1,609,900 outstanding Warrants and no holders of Preferred Stock. The closing bid prices of the Common Stock and Warrants on June 30, 1996 was 9 1/4 and 3 respectively.

Dividend Policy

     The Company has never paid any cash dividends on the Common Stock. The Company anticipates that in the foreseeable future, earnings, if any, will be retained for use in the business or for other corporate purposes, and it is not anticipated that cash dividends will be paid either on the Preferred Shares or Common Stock. Dividends on the Preferred Shares will be paid in Common Stock if the Company is legally able to do so. The Company is dependent upon payment of dividends from its Hungarian subsidiary companies as the source of its own cash dividends.

     Hungarian companies are permitted to pay annual dividends out of profits, determined on the basis of Hungarian accounting principles, following recommendation of its Board of Directors and a declaration by the Annual General Meeting which must be held in the first four months of each year. Dividends are payable to foreign investors, such as the Company, in Forints, which may be converted into U.S. Dollars at the official rate of exchange set by the National Bank of Hungary.

Certain Information

     The Company is presently subject to the informational requirements of the Security Exchange Act of 1934, as amended (the "Exchange Act"), and in accordance therewith files reports, proxy statements and other information with the Securities and Exchange Commission.

Transfer Agent

The transfer agent for the Common Stock is, and for the Preferred Shares will be, American Stock Transfer & Trust Co., 40 Wall Street, New York,
New York 10005.


Item 6.  Management's Discussion and Analysis of Financial Conditions
                         and Results of Operations

Introduction

   The Company was organized in September 1994 and in October it commenced exploring opportunities to own, operate and develop a regional private commercial television station in Hungary. In November, it obtained a six month option to acquire majority interests in DNTV and VI-DOK, two Hungarian corporations (the "Licensees") that were granted licenses in April 1994 for a six year term commencing July 1, 1994 to operate Channel A3. The Licensees commenced their broadcasting on A3 on a limited basis in September 1994, and increased their broadcasting to 21 1/2 hours per day in December, 1994. During the option period, the Company loaned approximately $2,000,000 to the Licensees, which was used by the Licensees principally to produce and purchase programming.

   During the option period, the Company incurred significant costs in preparing business plans and developing an advertising sales staff, a station management team and a program format.

   In May and June 1995, the Company acquired majority interests in the two Licensee companies by purchasing 80% of DNTV and 90% of VI-DOK and assumed operational control of the two companies.

   The Company's revenues are derived principally from the sale of television advertising to local, national and international advertisers. Although the Company's television broadcasting activities have begun only recently, the experience of the television industry is that advertising sales tend to be lowest during the third quarter of each calendar year, which includes the summer holiday schedule (typically July and August) and highest during the fourth quarter of each calendar year.

   The primary expenses incurred in operating television stations are employee salaries, programming costs, broadcast studio and transmission expenses and selling, general and administrative expenses.

   In Management's opinion, the Company emerged from the development stage effective during the three months ended December 31, 1995.

   For the year ended June 30, 1996, the Company had consolidated revenues of $672,108 (primarily from the sale of advertising time) and incurred a net loss for the period of $4,149,682. Expenses aggregated $4,351,869, including amortization of broadcast license costs of $423,052. Corporate expenses, which included amortization of deferred financing costs and original issue discount, aggregated $86,645. The original issue discount and financing costs relate to the 6% Bridge Notes issued between November 1994 and March 1995.

   For the period from September 14, 1994 (date of inception) to June 30, 1995, the Company incurred a net loss of $560,333. Expenses aggregated $560,393. Corporate expenses, which included amortization of deferred financing costs and original issue discount, aggregated $117,486. The original issue discount and financing costs related to the 6% Bridge Notes issued in November 1994 and March 1995.

   A3 broadcasts only video music clips prior to June 1995 when the Company assumed control. After changing to a civic events format in June 1995, the Company returned to the video music clips format in October 1995 which was less expensive to produce.

   On December 28, 1995 the Company received the proceeds from the sale of shares and warrants in its Initial Public Offering and determined to relaunch Channel A3 as a Western style station. In April 1996, the Company introduced new programming for the hours 7:30 to 11 p.m. featuring American, United Kingdom and Australian syndicated series that had been successful in prime time in their home countries. The Company dubbed these programs into the Hungarian language. Generally, the audience acceptance of these programs has been favorable and viewership has been high and has increased over time.

   On September 6, 1996, A3 began transmitting its signal from the Astra Satellite. Over the next few months it is anticipated that Hungarian Broadcasting Corp. will increase its distribution to in excess of 1.8 million households throughout Hungary, of which about 50% of this increase in distribution will be picked up on the first 30 days as major cable operators are the first to install the appropriate down link equipment.

   Advertising billing is determined by the specific program ratings provided by AGB, an independent audience rating service. As the Company's distribution more than doubles, its advertising rates should more than double. And as the coverage broadens, the station is of increasing interest to national and international advertisers. As a result of conversations with advertisers and media buying groups together with booked advertising and the improving trend of bookings, Management believes that it should begin generating positive cash flow on a monthly basis prior to the end of fiscal 1997.

   Nevertheless, since its inception, the Company has run at a deficit in each month of its operations and should continue to run deficits for the next few months. There can be no assurance that the Company can generate enough revenues to cover its expenses in fiscal 1998 or ever.

Liquidity and Capital Resources

   From its inception through December 1, 1995, the Company sold 1,647,500 shares of Common Stock in a series of private transactions for proceeds of $1,913,622, net of issuance costs and, in addition, issued promissory notes in the aggregate amount of $2,120,000. On December 6, 1995, 220,000 shares owned by three officers of the Registrant were contributed to the Company for no consideration.

   On December 20, 1995, the Company completed an Initial Public Offering of 1,150,000 shares of its common stock at $5 per share and 1,610,000 redeemable common stock purchase warrants at $.15 per warrant. Each warrant entitles the holder to purchase one share of common stock at an exercise price of $6.00 per share during the five-year period commencing on the date of the Initial Public Offering. The warrants will be redeemable, commencing 16 months after the date of the Initial Public Offering. The Company also issued to the Underwriter warrants for the purchase of 100,000 shares of common stock at $8.25 per share and 140,000 common sock purchase warrants at $0.225 per warrant. The proceeds of this Offering amounted to approximately $4,841,000, net of underwriting commission and expenses.

   In September 1996, the Company sold 100,000 Preferred Shares at $4.50 per share and 100,000 purchase warrants with the same terms as sold with the initial public offering for proceeds of $354,500 net of issuance costs. The Company intends to issue further securities to the public in the near future to fund the continual development and operations of the Company.

   The Company believes that its existing cash balance and cash from future operations and fundings should be sufficient to fund the Company's operation for fiscal 1997.

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

   Since virtually all revenues and expenses are in local currency, the Company does not hedge against foreign currency exchange risks. However, the current rate of inflation in Hungary approximates 22%.

Item 7.  Financial Statements


                         HUNGARIAN BROADCASTING CORP.
                             FINANCIAL STATEMENTS
                                     INDEX



Report of Independent Accountants                               F - 1


Consolidated balance sheets as of  June 30, 1996,
and June 30, 1995.                                               F - 2


Consolidated statements of operations for the year
ended June 30, 1996, and the period September 14,
1994 (date of inception) through June 30, 1995.                  F - 3


Consolidated statements of stockholders' equity for the
year ended June 30, 1996, and the period September
14, 1994 (date of inception) through June  30, 1995.              F - 4


Consolidated statements of cash flows for the year
ended June 30, 1996, and the period September 14,
1994 (date of inception) through June 30, 1995.                   F - 5


Notes to consolidated financial statements                        F - 6

                                                                  F -  1

                       REPORT OF INDEPENDENT ACCOUNTANTS



TO THE BOARD OF DIRECTORS AND SHAREHOLDERS OF HUNGARIAN BROADCASTING
CORP.

We have audited the consolidated balance sheet of Hungarian Broadcasting Corp. and subsidiaries (the "Company") as of June 30, 1996, and the related consolidated statements of operations, stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of the Company as of June 30, 1995, were audited by other auditors whose report dated August 30, 1995 (and December 19, 1995, as to notes 5 and 12) included an explanatory paragraph that described two restatements.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the 1996 consolidated financial statements referred to above present fairly, in all material respects, the financial position of Hungarian Broadcasting Corp., as of June 30, 1996, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles in the United States.

We draw to your attention, as described in Note 14, that the Company plans a further public offering to finance its continued development and operations.



Coopers & Lybrand
Budapest, Hungary

19  September, 1996

                                                                 F -  2

                         HUNGARIAN BROADCASTING CORP.
       CONSOLIDATED BALANCE SHEETS AS OF JUNE 30, 1996 AND JUNE 30, 1995
                              (EXPRESSED IN US$)


                              Notes      June 30, 1996        June 30, 1995
-----------------------------------------------------------------------------
ASSETS

CURRENT ASSETS

  Cash and cash equivalents      3        1,462,379              295,006
  Accounts receivable, net of               191,715               87,598
  allowance for doubtful accounts
  of $82,536 (1995; $0)
  VAT receivable                 4          123,175               83,429
  Deferred program costs, less
  accumulated amortization of    5          500,000                   -
  $250,000
  Prepaid expenses and other current assets  42,383                5,000
                                        -----------           ----------
               Total Current Assets       2,319,652              471,033

Investments

Office and transportation equipment,
less accumulated depreciation of  6          136,296              58,562
$14,067 (1995: $7,310)
Broadcast license costs, less
accumulated amortization of
$458,405 (1995: $35,453)           7        1,692,109          2,115,061
Other deferred financing and other
expenses, less accumulated amortization
of $98,460 (1995: $46,655)                    103,341            146,079

                                          -----------         ----------
               Total Assets               $ 4,252,051         $2,790,735
                                          ===========         ==========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

 Current portion of notes payable   8         975,412             959,156
 Accounts payable                             479,047             264,112
 Accrued expenses                             129,271              89,627
 Due to related parties                       454,720             495,995
 Other                                         231,307             47,424
                                           -----------         ----------
               Total Current Liabilities     2,269,757          1,856,314
                                           -----------          ----------

LONG-TERM LIABILITIES

 Notes payable, less current portion 8           -                 890,839
                                            -----------         ----------
MINORITY INTEREST                                40,326                 -
                                            -----------         ----------
               Total Liabilities              2,310,083          2,747,153
                                            -----------         ----------
COMMITMENTS AND CONTINGENCIES        12

STOCKHOLDERS' EQUITY

 Common stock, $.001 par value - shares authorized 15,000,000
 (1995: 5,000,000); issued and outstanding 2,583,600 (1995:
 1,265,000)                           9            2,583             1,265
 Additional paid-in capital           9        6,789,029           862,545

 Accumulated deficit                  9       (4,980,040)         (830,358)

 Currency translation adjustment      9           130,396           10,130
                                               -----------      ----------
               Total Stockholders' Equity        1,941,968          43,582
                                               -----------        ----------
                                               $ 4,252,051       $2,790,735
                                               ===========       ==========

          The notes on pages 6 to 15 are an integral part of these
                             financial statements.

                                                                     F -  3

                         HUNGARIAN BROADCASTING CORP.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                   FOR THE YEAR ENDED JUNE 30, 1996, AND THE
                 PERIOD SEPTEMBER 14, 1994 (DATE OF INCEPTION)
                             THROUGH JUNE 30, 1995
                              (EXPRESSED IN US$)

                                                      1995/1996     1994/1995
-------------------------------------------          ------------------------
Revenues                                                 672,108       72,043
Expenses
     Operating costs and expenses                      2,038,828      185,469
     Amortization of broadcast license costs             423,052       35,453
      Amortization of deferred program costs             250,000            -
     Selling, general and administrative               1,639,989      339,471
      expenses

                                                       4,351,869      560,393
                                                     -----------   ----------
     Operating loss                                   (3,679,761)    (488,350)
Interest and other income                                 49,671        2,327
Interest expense                                        (481,238)     (74,310)
                                                     -----------   ----------
Net loss                                              (4,111,328)    (560,333)
Minority interest                                        (38,354)           -
                                                     -----------   ----------
     Net loss after minority interest                $(4,149,682)  $ (560,333)
                                                     ===========   ==========

Net loss per share                                        $(2.01)      $(0.39)

Weighted average number of common                      2,067,008    1,427,500
shares outstanding

           The notes on pages 6 to 15 are an integral part of these
                             financial statements.

                                                                   F -  4

                          HUNGARIAN BROADCASTING CORP.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS EQUITY
                 FOR THE TWELVE MONTHS ENDED JUNE 30, 1996 AND
               THE PERIOD SEPTEMBER 14, 1994 (DATE OF INCEPTION)
                   THROUGH JUNE 30, 1995  (EXPRESSED IN US$)



                               Common Stock                Additional paid-in            Accumulated             Currency
                                                                      capital                deficit            translation
                                Shares       Amount  $                      $                      $           adjustment $
------------------------------------------------------------------------------------------------------------------------------------

PERIOD TO JUNE 30,
1995

Initial issuance of            850,000               850                7,650
common - stock
September, 1994

Sale of common                 265,000               265              405,045
stock to private
placement investors
- Nov. and Dec.
1994

Issuance of common             150,000               150              449,850
stock -  March 1995

Net losses for period                                                                       (830,358)

Foreign currency                                                                                                     10,130
translation
adjustment

                             ---------            ------          -----------           ------------               ---------
BALANCE, JUNE 30,            1,265,000             1,265              862,545               (830,358)                10,130
1995

YEAR ENDED JUNE
30, 1996

Issuance of common             182,500               182              499,818
stock -  July 1995

Issuance of common             200,000               200              549,612
stock -  August 1995

Shares contributed by         (220,000)             (220)                 220
officers for
cancellation
in December 1995

Initial public               1,150,000             1,150            5,990,590
offering in
December 1995

Public Offering Costs                                              (1,150,286)

Exercise of warrants             6,100              6.00               36,530
during year

Foreign currency                                                                                                    120,266
translation adjustment

Net loss                                                                                  (4,149,682)
                             ---------            ------          -----------           ------------               --------
BALANCE, JUNE 30, 1996       2,583,600          $  2,583         $  6,789,029          $  (4,980,040)            $  130,396
                             =========            ======          ===========          ============                ========

The notes on pages 6 to 15 are an integral part of these financial statements.

                   HUNGARIAN BROADCASTING CORP. CONSOLIDATED
                  STATEMENTS OF CASH FLOWS FOR THE YEAR ENDED
                JUNE 30, 1996, AND THE PERIOD SEPTEMBER 14,1994
          (DATE OF INCEPTION) THROUGH JUNE 30, 1995 (EXPRESSED IN US$)

                                                                         1995/1996              1994/1995
-----------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES

Net loss                                                                (4,149,682)               (560,333)
     Adjustments to reconcile net loss to
     net cash used in operating activities:
          Amortization of deferred financing
          costs and organization                                            51,805                 213,650
          Amortization of program costs                                    250,000                       -
          Amortization of broadcast license costs                          422,952                  35,453
          Depreciation of fixed assets                                      13,798                   1,786
          Currency translation adjustment                                  120,266                       -
     Changes in operating assets and
     liabilities:

          Increase in accounts receivable                                 (104,117)                (87,598)
          Increase in VAT receivable                                       (39,746)                (83,429)
          Increase in prepaid expenses and other
          assets                                                           (37,383)                 (5,000)
          Increase in accounts payable                                     214,935                 264,112
          Increase in accrued expenses                                      39,644                  89,627
          Increase in other liabilities                                    183,883                  15,734
                                                                        ----------              ----------
Net cash used in operating activities                                   (3,033,645)               (115,998)
                                                                        ----------              ----------
CASH FLOWS FROM INVESTING ACTIVITIES

     Payment for broadcast license cost                                          -              (2,146,744)
     Purchase of office and transportation
     equipment net of disposal                                             (91,532)               (105,872)
     Payment for organizational costs                                            -                 (40,165)
     Investments                                                              (653)                      -
     Purchase of programs                                                 (750,000)                      -
     Net increase in deferred timing costs                                  (9,067)                      -
                                                                        ----------              ----------
     Net cash used in investing activities                                (851,252)             (2,292,781)
                                                                        ----------              ----------
CASH FLOWS FROM FINANCING ACTIVITIES

     (Decrease)/Increase in advances from
     related parties                                                       (41,275)                160,285
     Proceeds from issuance of common stock                              5,927,802                 458,500
     Proceeds from issuance of notes payable                                     -               2,120,000
     Payments of notes payable, net of issue
     discount                                                             (874,583)                      -
     Payments for offering costs                                                 -                 (35,000)
     Increase in liability to minorities                                    40,326                       -
                                                                        ----------              ----------
Net cash provided by financing
activities                                                               5,052,270               2,703,785
                                                                        ----------              ----------
INCREASE  IN CASH AND CASH EQUIVALENTS                                   1,167,373                 295,006

Cash and cash equivalents at beginning
of period                                                                  295,006                       -
                                                                        ----------              ----------
Cash and cash equivalents at end of
period                                                                   1,462,379                 295,006
                                                                        ==========              ==========

The notes on pages 6 to 15 are an integral part of these financial statements.

                                                                   F -  6

                          HUNGARIAN BROADCASTING CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   ORGANIZATION AND BUSINESS

Hungarian Broadcasting Corp. (the "Company") which was incorporated in the State of Delaware on September 14, 1994, was organized to acquire interests in companies that have commercial broadcasting licenses to own, develop, expand and operate television stations in Hungary. The Company operates in Hungary through a wholly-owned subsidiary known as HBC (Hungary) Kft. ("HBC") which was organized in November 1994. As disclosed in the financial statements drawn up as at June 30, 1995, the Company acquired a 90% interest in VI-DOK Video es Filmgyarto studio Kft. ("VI-DOK") as of June 16, 1995, and an 80% interest in DNTV Kft. ("DNTV") as of May 30, 1995, two Hungarian companies (the "Licensees") which had been granted television licenses by the Hungarian Cultural Ministry in April to broadcast over Budapest Channel AM-micro A3 ("A3") from July 1, 1994 through July 1, 2000, daily between 6 a.m. and 5 p.m. and between 7.30 p.m. and 6 a.m. with a maximum advertising time of 20%. Broadcasting on A3 commenced in September 1994. The 90% interest in VI-DOK was acquired for $240,000 and the 80% interest in DNTV for $176,000. The acquisitions were accounted for by the purchase method of accounting; the acquisitions and purchase price allocation were computed as follows:

     The Company acquired a 90% interest in VI-DOK's assets of $76,471 and assumed 90% of its liabilities of $1,437,328. The excess of VI-DOK's liabilities over its assets acquired was $1,224,771 (90% of $1,360,857).

     The Company acquired an 80% interest in DNTV's assets of $7,409 and assumed 80% of its liabilities of $744,707 for an excess of liabilities over assets acquired of $589,838 (80% of $737,298). The Company paid $416,000 ($240,000 plus $176,000) for the excess of the two companies' liabilities over assets acquired ($1,224,771 plus $589,838) for a total consideration of $2,230,609. After applying a valuation allowance of $80,095, the Company assigned the balance of $2,150,514 to the acquired broadcast license costs; this amount is being amortized over approximately five years. Prior to September 14, 1994, when broadcasting began, VI-DOK had been in the business of producing and editing motion picture films on a contract by contract basis. From its organization in December 1991 until September 14, 1994, VI-DOK worked on three primary contracts. On March 31, 1994 (two days after acquiring the broadcast license) VI-DOK organized Pest-Buda as a division to conduct its broadcasting activities. Pest-Buda was dissolved as division on June 16, 1995, the date VI-DOK was acquired by the Company. DNTV, organized in February 1994, broadcast from September 1994 through May 30, 1995 (date of acquisition). The Licensees effectively ceased operations shortly after their acquisition and the Company's wholly-owned subsidiary HBC continued the broadcasting thereafter.

From the date of inception through September 30, 1995, the Company's consolidated financial statements reflected nominal revenues and the Company was considered to be in the development stage. In management's opinion, the Company emerged from the development stage during the three months ended December 31,1995.

                          HUNGARIAN BROADCASTING CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (CONTINUED)


The operations of the Company are essentially in Hungary where the majority of revenues and expenditures are incurred. With the exception of cash and cash equivalents amounting to $1,375,532 and notes payable of $975,412, the assets and liabilities of the company relate to Hungary.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)  Principles of Consolidation and Use of Estimates

The consolidated financial statements include the accounts of the Company and all its subsidiaries (which are all majority owned by the Company), from their respective acquisition dates. All material intercompany transactions and balances have been eliminated.

The subsidiaries of the Company are as follows:-

     NAME          COUNTRY  OF INCORPORATION    PERCENTAGE OWNED

     HBC Kft              Hungary                      100%
     VI-DOK Kft           Hungary                       90%
     DNTV Kft             Hungary                       80%

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

(d)  Barter Transactions

Revenues from barter transactions (television advertising in exchange for goods and services) are recognized when advertisements are broadcast; merchandise or services received are charged to expense (or capitalized, as appropriate) when received or used.

Receivables and payables arising from barter transactions are offset when the services have been rendered to the customer and the merchandise or services are received from the vendor.

                         HUNGARIAN BROADCASTING CORP.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (CONTINUED)


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

(h)  Broadcast License Costs

The costs of acquiring licenses to broadcast are capitalized and amortized over the life of the related licenses. It is the Company's policy to value broadcast licenses at the lower of amortized cost or fair value. As part of an ongoing review of the valuation and amortization of such assets, management assesses the carrying value of such assets if facts and circumstances suggest that they may be impaired. If this review indicates that the assets will not be recoverable based on a cash flow analysis, the carrying value of these assets would be reduced to its estimated fair market value.

(i)  Organization Costs

The Company has capitalized organization costs, which are being amortized over five years.

(j)  Income Taxes

At June 30, 1996, the Company sustained a net loss of approximately $4,110,000. Such loss may be carried over and applied to reduce taxable income over a period of up to 15 years, ending in the year 2010. Under SFAS 109, "Accounting for Income Taxes", due to the uncertainty as to the realizability of such loss, the Company has set up a full valuation allowance against any future tax benefit that may accrue from the net operating loss, and no deferred tax asset has been recognized. In addition, income taxes have not been recorded in the accompanying financial statements as no tax is due for this period due to the incurred losses.

                         HUNGARIAN BROADCASTING CORP.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (CONTINUED)


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

Foreign currency transaction gains and losses are recorded for changes in exchange rates affecting cash denominated in US. dollars held in Hungarian bank accounts.

(m)  Cash Equivalents

For purposes of the consolidated statements of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

(n)  Dividend Policy

The Company has never paid and does not anticipate paying any cash dividends on its common stock in the foreseeable future. The Company is dependent upon payment of dividends by its Hungarian subsidiary companies as the source of its own dividends. Hungarian companies are permitted to pay annual dividends out of profits determined on the basis of Hungarian accounting principles, which differs from U.S. generally accepted accounting principles ("GAAP"). Significant differences between U.S. GAAP and Hungarian accounting principles include the accounting for long term investments, which, under Hungarian accounting principles are valued at the lower of cost or market value. In addition, deferred taxes are not presented on the face of Hungarian financial statements, although note disclosure may be required. Leases are not capitalized and unrealized foreign currency translation gains are not reflected in financial statements of Hungarian entities. Dividends are payable to foreign investors such as the Company in forints, which may be converted into U.S. dollars at the official rate of exchange set by the National Bank of Hungary. As at June 30, 1996, there were no significant distributable reserves in the Hungarian subsidiaries of the Company.

(o)  Loss Per Share

Net loss per share has been calculated based on the weighted average number of common shares outstanding during each period.

                         HUNGARIAN BROADCASTING CORP.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (CONTINUED)


3. CASH AND CASH EQUIVALENTS

At June 30, 1996, cash of $1,375,532 denominated in U.S. dollars was on deposit with a major U.S. money center bank. In addition, $86,847 (denominated partly in U.S. dollars and partly in Hungarian forints) was on deposit with a Hungarian bank.

4. VAT RECEIVABLE

Value-added taxes paid in Hungary for which a reimbursement claim was submitted by the Company, have been included in current assets.

5. DEFERRED PROGRAM COSTS

During the year, the Company purchased program rights for a total of $750,000. These are being amortized over the life of the related rights of nine months.

6. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment includes television broadcasting and production equipment, vehicles and office equipment, fixtures and fittings. These are being depreciated on a straight line basis over their estimated useful lives, being between three and ten years.

7. BROADCAST LICENSE COSTS

Broadcast license costs acquired for $2,150,514 are being amortized over the life of the relevant licenses which terminate in July 2000.

8. NOTES PAYABLE

From November 1994 through March 1995, the Company sold (in a private placement) units consisting of $2,120,000 aggregate principal amount of unsecured promissory notes and 265,000 shares of common stock for an aggregate purchase price of $2,120,000. The Company incurred $153,789 of financing expenses relating to the private placement, of which $122,100 and $31,689 has been allocated to debt and equity, respectively. The $153,789 includes legal fees of $28,200 paid to the Company's secretary/stockholder. The notes bear interest at 6% per annum and were originally due upon the earlier of December 31, 1995 or the successful consummation of the IPO, which was rescinded during November 1995 (See Note 13(b)). The revised terms require that only one-half of the notes were due upon the earlier of December 31, 1995 or the successful consummation of the subsequent IPO. The balance of the notes are due on June 30, 1997. Consequently, the amortization expense relating to the original issue discount and deferred financing expenses were recomputed over the revised expected term of the notes. Total original issue discount of $437,000 (an imputed interest rate of 19% per annum) has been recorded and is being amortized

                         HUNGARIAN BROADCASTING CORP.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (CONTINUED)


over the expected term of the notes, along with the $122,100 of financing expenses related to the debt portion of the private placement. The remaining unamortized original issue discount and deferred financing expenses totaled $84,588, and $23,640, respectively, as of June 30, 1996. During January 1996, $1,060,000 of the notes were repaid. Should the remaining notes be repaid before June 30, 1997, any unamortized portion of the original issue discount and deferred financing expenses will be charged to operations.

Notes payable of $975,412 at June 30, 1996 (all short-term liability) consist of the original $2,120,000 principal amount of the notes, less notes of $1,060,000 repaid during the year ended June 30, 1996, less the unamortized portion of the original issue discount of $84,588.

The private placement investors have the right to include their shares in any registration statement filed by the Company after the IPO to the extent that the managing underwriter of the public offering advises the Company that such inclusion would not interfere with the orderly sale of the securities to be publicly offered.

9. COMMON STOCK

(a) In July 1995, the Company sold 182,500 of common stock at a price of $3 per share for an aggregate of $547,500 ($500,000 net) of which 30,000 shares were sold to a director and officer of the Company. In August 1995, the Company sold 200,000 shares of common stock at a price of $3 per share for an aggregate of $600,000 (approximate $550,000 net). The remaining stock subscription receivable at September 30, 1995, of $100,000, was received on October 4, 1995. On December 6, 1995, three of the Company's officers, Messrs. Klenner, Genova and Cohen, contributed to the Company for cancellation 100,000, 100,000 and 20,000 common shares, respectively, for no consideration.

(b) The Company made a public offering of 1,000,000 shares of common stock at $7 per share in November 1995. The offering was rescinded after the shares offered traded below $7 per share between the effective date and the scheduled closing date of the offering. The Company incurred $129,631 of expenses in connection with that offering, which were shown as deferred offering costs in the financial statements at September 30, 1995 and were charged to operations during the three months ended December 31, 1995.

(c) On December 20, 1995 the Company completed an IPO of 1,150,000 shares of its common stock at $5.00 per share and 1,610,000 redeemable common stock purchase warrants at $0.15 per warrant. Each warrant entitles the holder to purchase one share of common stock at an exercise price of $6.00 per share during the five-year period ending December 20, 2000. The warrants will be redeemable, commencing April 20, 1997. The Company also issued to the underwriter warrants for the purchase of 100,000 shares of common stock at $8.25 per share and 10,000 common stock purchase warrants at $0.225 per warrant. The proceeds of this offering amounted to $4,995,338, net of underwriting commissions and expenses.

                         HUNGARIAN BROADCASTING CORP.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (CONTINUED)

(d) On June 21, 1996, the Company increased the number of authorized shares of Common Stock from 5,000,000 to 15, 000,000; authorized the issuance of up to 5,000,000 shares of preferred stock; and increased the number of shares of the Common Stock available under the Company's 1994 Incentive Stock Option Plan, as amended, from 100,000 shares to 350,000 shares for use as incentive awards to certain key employees, directors and consultants.

10. STOCK OPTION PLAN

The Company has adopted a Stock Option Plan (the "Plan"). The Plan provides that incentive and non-qualified options may be granted to officers, employees, directors and consultants to the Company for the purpose of providing an incentive to those persons to work for the Company. The Plan will be administered by the compensation committee of the Board of Directors (the "Committee"). The Committee determines, among other things, the persons to whom stock options are granted, the number of shares subject to each option, the date or dates upon which each option may be exercised and the exercise price per share.

Options granted under the Plan are exercisable for a period of up to ten years from the date of the grant. Options terminate upon the optionee's termination of employment or consulting arrangement with the Company, except that, under certain circumstances, an optionee may exercise an option within the three-month period after such termination of employment. An optionee may not transfer any options except that an option may be exercised by the personal representative of a deceased optionee within the three-month period following the optionee's death. Incentive options granted to any employee who owns more than 10% of the Company's outstanding common stock immediately before the grant must have an exercise price of not less than 110% of the fair market value of all underlying stock on the date of the grant and the exercise term may not exceed five years. The aggregate fair market value of common stock (determined at the date of the grant) for which any employee may exercise incentive options in any calendar year, may not exceed $100,000. In addition, the Company will not grant a non-qualified option with an exercise price less than 85% of the fair market value of the underlying common stock on the date of the grant. On December 20, 1995, the Company granted to certain directors options to purchase an aggregate of 100,000 shares of common stock at $5.00 per share, not exercisable before December 20, 1996.

The following table is a summary of all stock options as of June 30, 1996:

                            Outstanding options      Option price per share
July 1, 1995                 -                        -
Granted in 1995              100,000                  $5.00
                             -------
Balance at June 30, 1996     100,000                  $5.00
                             =======

As of June 30, 1996, none of the stock options were exercisable.

                         HUNGARIAN BROADCASTING CORP.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (CONTINUED)

11. RELATED PARTY TRANSACTIONS

Certain officers and directors of the Company control a company (the "related party") that purchased $800,000 of unsecured promissory notes and 100,000 shares of common stock in a November 1994 private placement (Note 8). As additional compensation, the related party received an option (which was exercised in March
1995) to purchase 150,000 shares of common stock at $3 per share and the right of first refusal for a three-year period to act as general contractor for all broadcast facilities to be built by the Company. In addition, the related party had advanced approximately $120,000 to the Company amounts which were repaid in January 1996.

12. COMMITMENTS AND CONTINGENCIES

(a)  Consulting and Compensation Agreements

The Company has a five-year employment agreement with its President and Chief Financial Officer effective beginning in January 1996, at a monthly salary of $10,000. The employment agreement also permits reimbursement of ordinary and necessary business expenses.

The Company has a two-year employment agreement with its Executive Vice President effective beginning in January 1996, at a monthly salary of $10,000. He is also entitled to receive reimbursement for ordinary and necessary business expenses.

The Secretary is a partner in a firm which has a two-year retainer agreement to provide all SEC related legal services for the Company for a fee of $100,000 per year, beginning in 1996.

A financial and management consultant receives a fee of $3,000 per month for a two-year term, beginning in January 1996.

As compensation to outside directors, the Company pays directors' fees equal to $2,000 per meeting, minimum of four meetings per year, and reimburses their travel and other out-of-pocket expenses. Officers do not receive any compensation for serving as directors.

(b)  Leases

The Company has a lease for office facilities in Budapest, Hungary, with minimum monthly payments including taxes of $3,125, expiring May 30, 2000, cancelable by the Company upon 90 days notice.

                         HUNGARIAN BROADCASTING CORP.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (CONTINUED)


13. LEGAL PROCEEDINGS

(a)  License Proceeding

TV 3, a competitor of A3, which was granted a six year, 24 hour per day microwave license, applied to the Ministry of Culture to overturn the grant of the A3 license to the Licensees and NAP TV made on March 29, 1994 on the ground that proper procedures were not followed because the authority of the committee that awarded the licenses had expired prior to the date the licenses were granted. The Ministry of Culture denied the application and held that even if a new committee were acting, it would also have granted the A3 license to the Licensees and to NAP TV. TV 3 thereafter instituted a legal action on December 1, 1994 against the Ministry of Culture, but not against either of the Licensees, to overturn its decision in awarding the A3 broadcast license in the Metropolitan Court of Budapest. At a hearing held on December 1, 1994, the Municipal Court ordered the Ministry to follow prescribed procedures and make a new decision. The Ministry appealed this decision to the Appeals Court of Budapest. On April 25, 1995, the Company received a letter from the Ministry confirming that the license had been granted to the Licensees and the Licensees may operate in accordance with the terms of the license. On November 6, 1995, the Appeals Court vacated the decision of the Metropolitan Court on the ground that no notice of the hearing had been given to the Licensees (which had not had an opportunity to appear at that hearing). The Appeals Court ruled that the only issue to be decided by the Metropolitan Court is whether the Ministry's committee was properly constituted to grant the licenses and remanded the matter for a hearing in the Fall 1996 term. In particular, the Appeals Court ruled that the Metropolitan Court does not have jurisdiction to revoke the grant of the licenses or otherwise modify the decision of the Ministry's committee and, accordingly, the Licensees may continue to operate under the licenses, pending a final determination by the Ministry committee. In its ruling dated June 24, 1996, the Metropolitan Court has now ruled in favor of the Company.

(b)  Claim regarding underwriters

Prior to November 20, 1995, the Company filed a Registration Statement with the Securities and Exchange Commission of Form SB-2 for an Initial Public Offering of 1,000,000 of its shares of Common Stock at $7 per share, which Registration Statement became effective at 5.30 p.m. on Friday, November 17, 1995. On Monday, November 20, 1995, the Company entered into a firm commitment underwriting agreement with Coleman and Company Inc. ("Coleman") for sale of 1,000,000 of its shares at $7 per share. Starr Securities Inc. ("Starr") was named as a co-underwriter in the Registration closing schedule for November 27, 1995. At the Closing, Coleman advised the Company that it did not have the funds to close, that it was unilaterally rescinding the contract; and that it would request NASDAQ to cancel all trades made since November 20, 1995.

On January 3, 1996, the Company commenced an action against Coleman and Starr in the United States District Court of the Southern District of New York for breach of contract demanding judgment of the full contract price of the public offering together with such other compensatory and consequential damages in an amount to be determined at trial.

                         HUNGARIAN BROADCASTING CORP.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (CONTINUED)

On January 19, 1996, Starr commenced an action in the Supreme Court of New York against the Company and its former Chairman of the Board, Robert Genova, for libel and defamation of Starr's character, and for threatening to continue to defame Starr's character by stating that Starr "walked away" from the Initial Public Offering deal and breached its contract with the Company unless Starr made a bridge loan to or a private placement for the Company. The complaint further alleged that when Starr did not accede to the Company's demands, the Company continued to vilify Starr in the financial community by stating that Starr walked away from the Initial Public Offering deal and breached its contract with the Company and by commencing an action in the U.S. District Court, Southern District of New York on January 3, 1996, falsely accusing Starr of breach of contract. Starr further included a course of action on the same facts for prima facie tort. The Company had this action removed to the US. District Court, Southern District of New York. Starr moved to remand both actions to the New York Supreme Court on the ground of lack of diversity of citizenship, which motion was granted. The Company then recommenced its action in the New York Supreme Court and consolidated its action with the Starr proceeding. The Company believes its action has merit and that it has valid defenses to the action brought by Starr.

Management believes that the outcome of the above litigation matters will not have a material adverse effect on the consolidated financial position, liquidity or results of operations of the Company.

14. SUBSEQUENT EVENT

In September 1996, the Company sold 100,000 Preferred Shares at $4.50 per share and 100,000 common stock purchase warrants with the same terms as warrants sold with the initial public offering. Proceeds were $354,500, net of issuance costs.

The Company intends to issue further securities to the public in the near future to fund the continued development and operations of the Company. On September 18, 1996, J.W. Barclay & Co. signed a letter of intent to underwrite this issue. Under the terms of this letter of intent, it is anticipated that the proceeds to the company upon completion of the issue will be between $2,880,000 and $4,320,000. In the event that this issue is not completed, the Company would be required to seek alternative sources of financing to fund the continued development and operations of the Company.

Item 8.  Changes in and Disagreements with Accountants on
                         Accounting and Financial Disclosure

   On April 11, 1996, the Board of Directors of the Company selected Coopers & Lybrand as its new independent auditor. Todman & Co., CPAs, P.C. had served as the Company's independent auditor until that time. The Company made the change because Coopers & Lybrand has an auditing staff in the Republic of Hungary, while Todman & Co., CPAs, P.C. does not. The Company believes that such a local auditing presence in Hungary will serve the Company better during its anticipated growth period. The Board of Directors approved the decision to change public accountants based on the reasons stated above. The Board of Directors did not dismiss Todman & Co., CPAs, P.C., nor did Todman & Co., CPAs, P.C. resign or decline to serve if reappointed. None of Todman & Co., CPAs, P.C. reports on the financial statements for any year contained an adverse opinion or disclaimer of opinion, or was qualified or modified as to uncertainty, audit scope or accounting principle. There were no disagreements with Todman & Co., CPAs, P.C. on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure in connection with the audits of the Company at any time.

                                  PART III

Item 9.  Directors and Executive Officers of the Registrant

         The directors and executive officers of the Company are:

Name                    Age            Position

Peter E. Klenner         37             President, Chief
                                           Executive Officer,
                                            and Director
Imre M. Kovats           40             Executive Vice
                                           President and Director
Frank R. Cohen           75             Secretary and
                                            Treasurer, Director
Justin Bodle             35             Director
James H. Season          52             Chief Financial
                                            Officer

   Peter E. Klenner, a German national, has served as President, Chief Financial Officer and a director of the Company since its inception in 1994. Mr. Klenner has also served as President, Chief Executive Officer and a director of Hungarian Teleconstruct Corp. ("Teleconstruct"), a publicly traded construction corporation since 1993. In February 1992, Mr. Klenner founded Hungarian Telephone and Cable Corp. ("HTCC"), an owner of local telephone exchanges, and served as President, Chief Executive Officer, and Chief Financial Officer from February 1992 until May 1995, when he resigned in order to devote his time to the Broadcasting Company. From June 1991 to May 1992 he served as Chairman of the Board of Montavid Engineering AG, a Budapest based building and engineering firm. Mr. Klenner attended the University of Munich.

   Imre M. Kovats, of Austro-Hungarian nationality, has been Executive Vice President of the Company since 1995 and a director since August 1995. In 1990, he founded the Saatchi & Saatchi Group Hungary and was Group Chairman until 1994. The Saatchi & Saatchi Group Hungary engaged in its business of buying time from broadcasting companies for their clients and in producing commercials for their clients for use in broadcasting stations. Mr. Kovats graduated from the University of Translators and Interpreters at Vienna and attended the University of Law of Vienna.

   Frank R. Cohen has served as Secretary, Treasurer, and director since the Company's inception in 1994. He has been practicing law in the City of New York since 1946. Since 1985 he has been a member of the law firm of Cohen & Cohen, counsel to the Company. He also serves as Secretary-Treasurer and a director of Teleconstruct. Mr. Cohen is a graduate of Columbia University Law School.

   Justin Bodle has been a director since June 1996. Since 1992, he has been managing director of Power Television Limited, his own company, specializing in distributing and licensing television programs. Power TV is the largest syndication company in Central Europe. From 1989 to 1992, he was Managing Director and Board Member of Carat Entertainment, the largest media buying company in Europe. Prior to 1989, he was Sales Director for all of Jim Henson international productions. Mr. Bodle is a graduate of Eton and Sandhurst.

   James H. Season was appointed Chief Financial Officer in August 1996. Mr. Season was managing director with RHL Management Group, Inc., based in Greenwich, Connecticut since 1990, where he has been involved in financial consulting, crisis management and investment banking. From 1986 to 1990, Mr. Season was a Group Vice President and Chief Investment Officer of Golodetz Trading Corporation, an international trading firm based in New York City. Prior to 1986, Mr. Season was a Managing Director of Chase Manhattan Bank, N.A. He also serves as a director of Hungarian Telephone and Cable Corp. Mr. Season holds a J.D. degree from the University of Virginia and an M.B.A. from the University of Michigan.

   Directors are elected annually and hold office until the next annual meeting of the stockholders of the Company and until their successors are elected and qualified. Officers are elected annually and serve at the discretion of the Board of Directors. Officers do not receive any compensation for serving as directors.

Item 10.  Executive Compensation

   Prior to January 1996, no officer or director received any compensation from the Company.

   In July 1995, the Company entered into a five year employment agreement with Peter E. Klenner effective January 1, 1996 at a monthly salary of $10,000. He is entitled to receive reimbursement of ordinary and necessary business expenses.

   In July 1995, the Company entered into a two year employment agreement with Imre M. Kovats effective January 1, 1996 at a monthly salary of $10,000. He also is entitled to receive reimbursement of ordinary and necessary business expenses.

   In July 1996, the Company retained Justin Bodle as a consultant to supervise programming and station management for the Company at a fee of 1,000 shares of Common Stock per month for a two year period. Mr. Bodle also received an option to purchase 25,000 shares of the Company's Common Stock at $10 per share after the first profitable quarter before June 30, 1997 and an additional 25,000 shares after the second profitable quarter before December 31, 1997.

   In August 1996, the Company retained James H. Season as its Chief Financial Officer at a fee of $6,500 per month through December 1996 and thereafter at a fee of $8,000 per month on a month to month basis plus living expenses.

Limitation of Liability for Directors

   The Company's Certificate of Incorporation provides that its directors shall not be liable for monetary damages for breach of the directors' fiduciary duty of care to the Company and its stockholders as a director except in the case of (i) any breach of the director's duty of loyalty to the Company or its stockholders, (ii) acts or omissions not in good faith or that involve intentional misconduct or a knowing violation of law, (iii) payments of dividends or approvals of stock repurchases or redemptions that are unlawful under Delaware law, or (iv) any transactions from which the directors derived an improper personal benefit. Currently under Delaware law, such provisions do not eliminate the duty of care, and in appropriate circumstances equitable remedies such as injunctive or other forms of relief will remain available under Delaware law. This provision does not affect a director's responsibilities under federal securities laws. Pursuant to the Company's Certificate of Incorporation, current and former directors and officers are indemnified to the maximum extent permitted, from time to time, by the Delaware General Corporation Law.

   In addition, the By-laws of the Company provide that the Company shall indemnify any and all of its Directors and Officers or former Directors and Officers or any person who may have served at its request as a Director or Officer of another Corporation in which it owns shares of capital stock or of which it is a creditor against expenses actually and necessarily incurred by them in connection with the defense of any action, suit or proceeding in which they, or any of them, are made parties, or a party, by reason of being or having been Directors or a Director or Officer of the Company, or such other corporation, except, in relation to matters as to which any such Director or Officer or person shall be adjudged in such action, suit or proceeding to be liable for negligence or misconduct, in the performance of duty.

   Insofar as indemnification for liabilities arising under the Securities Act of 1933 may be permitted to directors, officers and persons controlling the Company pursuant to the foregoing provisions or otherwise, the Company has been advised that in the opinion of the Securities and Exchange Commission such indemnification is against public policy as expressed in the Securities Act of 1933 and is, therefore, unenforceable.

Stock Option Plan

   In 1994 the Company adopted a Stock Option Plan (the "Plan"). An aggregate of 350,000 shares of Common Stock are authorized for issuance under the Plan. The Plan provides that incentive and non-qualified options may be granted to officers, employees, directors and consultants to the Company for the purpose of providing an incentive to those persons to work for the Company. The Plan will be administered by a Committee of the Board of Directors. The Committee determines, among other things, the persons to whom stock options are granted, the number of shares subject to each option, the date or dates upon which each option may be exercised and the exercise price per share.

   Options granted under the Plan are exercisable for a period of up to ten years from the date of grant. Options terminate upon the optionee's termination of employment or consulting arrangement with the Company, except that under certain circumstances an optionee may exercise an option within the three-month period after such termination of employment. An optionee may not transfer any options except that an option may be exercised by the personal representative of a deceased optionee within the three-month period following the optionee's death. Incentive options granted to any employee who owns more than 10% of the Company's outstanding Common Stock immediately before the grant must have an exercise price of not less than 110% of the fair market value of all underlying stock on the date of the grant and the exercise term may not exceed five years. The aggregate fair market value of Common Stock (determined at the date of grant) for which any employee may exercise incentive options in any calendar year may not exceed $100,000. In addition, the Company will not grant a non-qualified option with an exercise price less than 85% of the fair market value of the underlying Common Stock on the date of the grant. Options to purchase an aggregate of 185,000 shares of Common Stock have been granted under the Plan including options to purchase 50,000, 30,000, and 10,000 shares granted to Messrs. Klenner, Kovats and Cohen respectively. The options granted to Messrs. Klenner and Cohen cannot be exercised until December 20, 1996.

   The Company has no pension or profit sharing plan or other contingent forms of remuneration.

Compliance with Section 16(a) of the Exchange Act

   Section 16(a) of the Securities and Exchange Act of 1934, as amended, requires the Company's directors, executive officers and beneficial owners of over 10% of the Common Stock to file reports of holdings and transactions in the Common Stock. Based upon a review of the Forms 3, 4 and 5 required to be filed by such directors, executive officers and beneficial owners pursuant to Section 16(a) for the Company's fiscal year ended June 30, 1996, the Company has complied with the reporting requirements.

Item 11.  Security Ownership of Certain Beneficial Owners and Management

   The following table sets forth information with respect to the beneficial ownership of the Common Stock as of June 30, 1996 by (i) each person known by the Company to own beneficially more than 5% of the outstanding Common Stock; (ii) each director of the Company; and (iii) all directors and officers as a group.

Name and Address         Shares Beneficially Owned
                            Number      Percent

Peter E. Klenner(1)(2)
Szamado u. 19
Budapest, Hungary          390,000        15.10%

Hungarian Teleconstruct Corp.(1)
Szamado u. 19
Budapest, Hungary          250,000         9.70%

Frank R. Cohen(1)(2)
445 Park Avenue
New York, NY 10022          30,000         1.20%

Imre Kovats
Szamado u. 19
Budapest, Hungary           35,000         1.36%

Justin Bodle
Szamado u. 19
Budapest, Hungary             0             0.00%

James H. Season
Szamado u. 19
Budapest, Hungary             0              0.00%

All officers and directors as a group
 (5 persons)               455,000           17.66%

(1) Messrs. Klenner and Cohen own 17.2% and 2.3% respectively of the outstanding shares of Hungarian Teleconstruct Corp. including options currently exercisable and constitute two out of the five members of its Board of Directors. Messrs. Klenner and Cohen disclaim that they will be able to control the voting of these shares.
(2) Messrs. Klenner and Cohen may be deemed to be the "promoters" or "parents" of the Company, as those terms are defined in the rules and regulations as adopted under the Securities Act of 1933, as amended.


Item 12.  Certain Relationships and Related Transactions

   On September 14, 1994, the Company sold 480,000 shares to Peter E. Klenner, president of the Company for $4,800 ($.01 per share); 320,000 shares to Robert Genova, formerly Chairman of the Board for $3,200 ($.01 per share); and 50,000 shares to Frank R. Cohen, Secretary, Treasurer, Director and Counsel to the Company for $500 ($.01 per share) for an aggregate of $8,500.

   In December 1994 and March 1995, the Company borrowed $800,000 from Hungarian Teleconstruct Corp. ("HTEL"), at 6% per annum interest. Fifty percent of the loan was repaid in January 1996. As an additional consideration, the Company (1) issued 100,000 shares of its Common Stock to HTEL; (ii) granted HTEL an option to purchase 150,000 additional shares of Common Stock at $3 per share from the Company exercisable until April 30, 1995. HTEL exercised its option to purchase 150,000 additional shares in March 1995. Messrs. Klenner and Cohen, officers and directors of the Company, own approximately 17.2% and 2.3%, respectively, of the outstanding shares of the Common Stock (including shares subject to exercisable options) of HTEL.

   In connection with the July private placement in which the Company sold 182,500 shares at $3 per share, Peter E. Klenner purchased 30,000 shares on the same terms as the other investors.

   In December 1995, Messrs. Klenner, Genova and Cohen contributed 100,000 shares, 100,000 shares, and 20,000 shares, respectively to the Company without cost to the Company for cancellation as a condition to the Underwriter agreeing to underwrite the Offering.

   The Company does not intend in the future to have any transactions with affiliates. The Company has no arrangement, understanding or intention to enter into any transaction or participate in any business opportunity with any Officer, Director or principal stockholder or with any firm or business organization with which they are affiliated, whether by reason of stock ownership, position as Officer or Director, or otherwise, that poses a conflict of interest. However, should the company enter into any affiliated transaction with any Officer, Director or principal stockholder of the company, such transaction will be approved by a resolution of at least a majority of the independent members of the Board of Directors of the company. Any transaction with an affiliate will be on terms no less favorable to the Company than could be obtained from an independent third party. Failure of the Company and its management to conduct the Company's business in its best interests may result in liability to the Company and its management.

                             PART IV

Item 13.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

 (a)(1)  List of Financial Statements
         Reference is made to Item 8 for a list of all financial statements filed as part of this Form 10-K.
 (a)(2)  List of Financial Statement Schedules
         Reference is made to Item 8 on page 12 for a list of all financial statement schedules filed as part of this Form 10-K.
 (a)(3)  List of Exhibits * (numbers below are references to Regulation S-B)
        (3)(a)  Certificate of Incorporation filed September 14, 1994*
           (b)  Certificate of Amendment to Certificate of
                Incorporation filed June 28, 1996.***
           (c)  By-laws
        (4)(a)  Form of Warrant Agreement**
           (a) (i) Form of Common Stock Purchase Warrant Certificate**
           (b)  Form of Underwriter's Warrant**
           (c)  Form of Underwriter's Stock Warrant**
       (10)(a) Employment agreement between Registrant and Peter E. Klenner*
           (b)  Employment agreement between Registrant and Imre M.
                Kovats*
           (c)  Financial Consultant agreement between Registrant and
                Robert Genova*
           (d)  1994 Incentive Stock Option Plan*
           (e) Sharing agreement for space and facilities between Registrant and Hungarian Telephone & Cable Corp.*
           (f)  Agreement to Purchase Shares in DNTV*
           (g)  Agreement to purchase shares in VI-DOK*
           (h)  Letter of intent with Kablecom*
           (i) Offer from OKK Kft to Registrant to rent satellite space to Company*
           (j)  Agreement with Land Studios Kft.*
           (k) Lease agreement with HAKON Ltd. for space at Szamado, Budapest.*
           (l)  Form of 6% Bridge Note.*
           (m)  License to broadcast on A3.*
           (n)  Form of Consulting Agreement with J.W. Barclay & Co.,
                Inc.* *
           (o)  Form of Mergers and Acquisitions Agreement with J.W.
                Barclay & Co., Inc.**
           (p)  Contracts for purchase of programming between Power TV
                Ltd. and Registrant dated February 28 and July 29,
                1996.***
           (q)  Lease for satellite space between Nethold Central
                Europe BV and Registrant dated July 5, 1996.***
           (r) Management consulting agreement between Registrant and Justine Bodle dated June 15, 1996.***
           (s) Agreement to set up uplink and downlink between Registrant and Banknet dated June 26, 1996.***
           (t)  Rental lease between Registrant and Investor Holding
                RT dated June 25, 1996.***

        *      Filed with Registration Statement No. 33-96674.
        **  Filed with Registration Statement No. 33-80177.
        *** Filed with this report
B. The following reports on Form 8-K have been filed during the three months ended June 30, 1996::
    On April 11, 1996 a report on change of accountants, was filed on form 8-K.

                                SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of New York, State of New York, on the 30th day of September 1996.


                                  HUNGARIAN BROADCASTING CORP
                                  (Registrant)


                                  /s/___________________________________
                                  By  Frank R. Cohen
                                  Frank R. Cohen, Secretary, Treasurer
                                  (Duly Authorized Representative)