Form 10-K/A
period 1996-06-30
HUNGARIAN BROADCASTING CORP
filed 1996-10-03
CIK 932554

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

     Title of Each Class           Name of Each Exchange on which Registered
Common Stock, par value $.001 per share                NASDAQ

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

This amendment is being filed to included the Financial Data Schedule (EX-27)



                                 SIGNATURES

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of New York, State of New York, on the 30 day of June, 1996.


                                            HUNGARIAN BROADCASTING CORP
                                            (Registrant)



                                            By /s/ Frank R. Cohen
                                               Frank R. Cohen
                                               (Duly Authorized Representative)