Form 10QSB
period 1996-09-30
HUNGARIAN BROADCASTING CORP
filed 1996-11-21
CIK 932554

Securities and Exchange Commission
                  Washington, D.C. 20549

                        FORM 10-QSB

        Quarterly Report Under Section 13 or 15(D) of the Securities Exchange Act of 1934


For the Quarter Ended              Commission File Number
September 30, 1996                      0-26808


               HUNGARIAN BROADCASTING CORP.
  (Exact name of Registrant as specified in its charter)


          Delaware                     13-3787223
(State or other jurisdiction of      (I.R.S. Employer
incorporation or organization)       Identification No.)


           445 Park Avenue, New York, NY  10022
         (Address of principal executive offices)

                      (212) 758-9870
  The Registrant's telephone number, including area code


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X
No___

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest possible date:

Common Stock, $.001 par value           2,585,600 Shares
       (Class)                           (Outstanding at
                  September 30, 1996)

               HUNGARIAN BROADCASTING CORP.



                           INDEX

Part I.        Financial Information


Item 1.        Financial Statements


Consolidated  balance sheets as of September 30, 1996
 (unaudited) and June 30, 1996                              F-2

Consolidated statements of operations (unaudited)
  for the three month ended September 30, 1996
  and September 30, 1995                                    F-3

Consolidated statements of stockholders' equity
 (unaudited) for the three months ended
  September 30, 1996 and the three months
  ended September 30, 1995.                                 F-4

Consolidated statements of cash flows (unaudited)
  for the three months ended September 30, 1996
  and the three months ended September 30, 1995.            F-5

Notes to consolidated financial Statements
 (unaudited)                                                F-6

Item 2.   Management's Discussion and Analysis of           F-11
            Financial Condition and Results of Operations

Part II.       Other Information


Signature

                           HUNGARIAN BROADCASTING CORP.
                       CONSOLIDATED BALANCE SHEETS AS OF
                     SEPTEMBER 30, 1996 AND JUNE 30, 1996

                              (expressed in US$)


                                      September 30, 1996    June 30, 1996
                                          (Unaudited)
---------------------------------------------------------------------------
ASSETS

Current Assets
  Cash and cash equivalents                 569,867            1,462,379
  Accounts receivable, net of
  allowance for doubtful accounts
  of $89,057 (June 30, 1996 $82,536)        409,075              191,715
  VAT receivable                             82,842              123,175
  Deferred program costs, less
    accumulated amortization of             250,000              500,000
  Prepaid expenses and other
    current assets                           75,907               42,383
                                         -----------          ----------
               Total Current Assets       1,387,691            2,319,652
  Investments                                   632                  653
  Broadcasting, office and
   transportation equipment, less
   accumulated depreciation of $21,247
   (June 30, 1996; $14,067)                 346,808              136,296
  Broadcast license costs, less
   accumulated amortization of
   $564,163 (June 30, 1996; $458,405)     1,586,351            1,692,109
  Other deferred financing and other
   expenses, less accumulated
   amortization of $118,754 (June 30,1996;
   $98,460)                                  65,396              103,341
                                         -----------        ------------
               Total Assets               $3,386,878         $ 4,252,051
                                         ===========         ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
 Current portion of notes payable            996,559              975,412
 Accounts payable                            438,018              479,047
 Accrued expenses                            199,765              129,271
 Due to related parties                      404,784              454,720
 Other                                        29,447              231,307
                                          -----------          -----------
               Total Current Liabilities    2,068,573            2,269,757
                                           -----------         -----------

Minority Interest                              34,462               40,326
                                           -----------          ----------
            Total Liabilities and
               Minority Interest             2,103,035           2,310,083
                                          -------------          ----------

Commitments and Contingencies (Notes 8 and 9)
Stockholders' Equity
 Preferred Stock, $.001 par value -
  shares authorized 5,000,000 (June
  30, 1996:5,000,000); issued and
  outstanding 100,000 (June 30, 1996;0)            100             -
 Common stock, $.001 par value -
  shares authorized 15,000,000 (June 30,
  1996:15,000,000);issued and outstanding
  2,585,600                                      2,585             2,583
 Additional paid-in capital                  7,154,950         6,789,029

 Accumulated deficit                        (6,076,567)       (4,980,040)
 Cumulative translation adjustment             202,775           130,396
                                             -----------      ----------
               Total Stockholders' Equity     1,283,843        1,941,968
                                             -----------       ----------
                                               3,386,878       4,252,051
                                              ===========      ==========

          See accompanying notes to consolidated financial statements.

                         HUNGARIAN BROADCASTING CORP.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                              (Unaudited)
                   (Expressed in US$, except share amounts)


                                       Three Months      Three Months
                                          Ended             Ended
                                   September 30, 1996   September 30, 1995
-----------------------------------------------------------------------------

Revenues                              353,315               207,837

Expenses
  Operating costs and expenses        611,355               420,596
  Amortization of broadcast
    license costs                     105,763                96,292
 Amortization of deferred program
    costs                             250,000                    -
 Selling, general and administrative
    expenses                          353,848                414,993
                                   -----------             ----------
                                    1,320,966                931,881
                                   -----------             ----------
 Operating loss                    (  967,651)              (724,044)

Interest and other income              25,951                  8,766
Interest expense                      (65,453)              (131,152)
Exchange rate loss                    (95,240)                   -
                                    ----------              ---------
Net loss                            (1,102,393)             (846,430)
Minority interest                        5,864                   -
 Net loss after minority interest  $(1,096,529)            $(846,430)
Net loss per share                 $     (0.42)            $   (0.59)
Weighted average number of
 common shares outstanding           2,583,933              1,427,500


          See accompanying notes to consolidated financial statements.

                         HUNGARIAN BROADCASTING CORP.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS EQUITY
                               (Unaudited)
                   (expressed in US$, except share amounts)


THREE MONTHS ENDED          Common Stock           Preferred  Stock                                      Cumulative
SEPTEMBER 30, 1996           ------------           ----------------    Additional        Accumulated   Translation
                           Shares    Amount        Shares     Amount    Paid-in Capital     Deficit       Adjustment
                           ------    ------        ------     ------    ----------------   -----------   -----------

Balance June 30, 1996      2,583,600  2,583           -          -         6,789,029        (4,980,040)     130,396
Issuance of preferred
 stock                                              100,000    100           354,400
Issuance of common stock-
 August 1996                   1,000      1                                    4,999
Issuance of common stock-
 September 1996                1,000      1                                    4,999
Net loss for period                                                                         (1,096,529)
Foreign currency translation                                                                                  82,509
 adjustment
                            -----------------        --------------       -----------       ------------    ---------
Balance, September 30, 1996  2,585,600  2,585        100,000    100         7,153,427       (6,076,569)      212,905

THREE MONTHS ENDED
SEPTEMBER 30, 1995
Balance June 30, 1995        1,265,000  1,265           -          -          862,545       (  830,358)        10,130
Issuance of common stock-
 July 1995                     182,500    182                                 499,818              -              -
Issuance of common stock-
 August 1995                   200,000    200                                 549,612              -              -
Net loss                                                                                    (  846,430)
                            -------------------       ----------------     -----------    -------------     ---------
Balance, September 30, 1995  1,647,500  $1,647           -          -      $1,911,975     $ (1,676,788)      $ 31,510








          See accompanying notes to consolidated financial statements.

                    HUNGARIAN BROADCASTING CORP.

          CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE THREE
         MONTHS ENDED SEPTEMBER 30, 1996 AND THE THREE MONTHS
                     ENDED SEPTEMBER 30, 1995
                              (Unaudited)

                         (expressed in US$)

                             Three Months Ended     Three Months Ended
                             September 30, 1996     September 30, 1995
                             ------------------     -------------------
CASH FLOWS FROM OPERATING
  ACTIVITIES

Net loss                         (1,096,529)            (846,430)
  Adjustments to reconcile       -----------            ----------
   net loss to net cash used
   in operating activities:
Amortization of deferred
     financing costs and
      organization                   20,294                91,560
     Amortization of program costs  250,000                   -
     Amortization of broadcast
      license costs                 105,763                96,292
     Depreciation of fixed assets     7,180                 7,747
     Currency translation adjustment 95,240                  -
   Changes in operating assets
     and liabilities
     (Increase) in accounts
       receivable                  (217,360)                 (775)
     (Increase)/Decrease in VAT
       receivable                    40,333               (61,100)
     (Increase) in prepaid expenses
       and other assets             (33,524)              (12,024)
     (Decrease) in accounts payable (41,029)             (171,330)
     Increase in accrued expenses    70,494                16,373
     Increase/(Decrease) in
      other liabilities            (201,860)               11,427
                                  ----------             ---------

Net cash used in operating
 activities                      (1,000,998)             (868,260)
                                -----------             ---------
Cash Flows From Investment Activities
   Purchase of broadcasting, office,
   and transportation equipment   (218,692)                 -
                                -----------             ----------
  Net cash used in investment
   activities                     (218,692)                 -
                                -----------             ----------
Cash Flows From Financing Activities:
(Decrease)/Increase in advances
   from related parties            (49,936)                53,360
  Proceeds from issuance
   of common stock                  10,000                949,812

  Proceeds from issuance of
   preferred stock                 450,000
  Payments for offering costs      (95,500)               (99,446)
                                -----------              ---------
Net cash provided by financing
 activities                        314,564                 903,726
Effect of translation adjustment
 on cash                            12,614                  12,788
Increase/(Decrease) in Cash and
 Cash Equivalents                 (892,512)                 53,254
Cash and cash equivalents at
 beginning of period             1,462,379                 295,006
Cash and cash equivalents at
 end of period                     569,867                 348,260
                                  =========              ==========



          See accompanying notes to consolidated financial statements.

               HUNGARIAN BROADCASTING CORP.
        Notes to Consolidated Financial Statements
                        (Unaudited)


1.   Organization and Business

Hungarian Broadcasting Corp. (the "Company") which was incorporated in the State of Delaware on September 14, 1994, was organized to acquire interests in companies that have commercial broadcasting licenses to own, develop, expand and operate television stations in Hungary. The Company operates in Hungary through a wholly-owned subsidiary known as HBC (Hungary) Kft. ("HBC") which was organized in November 1994. The Company acquired a 90% interest in VI-DOK Video es Filmgyarto studio Kft. ("VI-DOK") as of June 16, 1995, and an 80% interest in DNTV Kft. (DNTV) as of May 30, 1995, two Hungarian companies (the "Licensees") which had been granted television licenses by the Hungarian Cultural Ministry in April 1994 to broadcast Channel AM-micro A3 ("A3") from July 1, 1994 through July 1, 2000, daily between 6 a.m. and 5
p.m. and between   7.30 p.m. and 6 a.m. with  a maximum
advertising time of 20%. Broadcasting on A3 (subsequently renamed MSAT) commenced in September 1994. The 90% interest in VI-DOK was acquired for $240,000 and the 80% interest in DNTV for $176,000. In September 1996 the Company began broadcasting throughout Hungary and renamed its station "MSAT".

From the date of inception through September 30, 1995, the Company's consolidated financial statements reflected nominal revenues and the Company was considered to be in the development stage. In management's opinion, the Company emerged from the development stage during the three months ended December 31, 1995.

The operations of the Company are essentially in Hungary where the majority of revenues and expenditures are incurred. With the exception of cash and cash equivalents amounting to $549,539 and notes payable of $996,559, the assets and liabilities of the company relate to Hungary.


2.   Interim Financial Information

The accompanying consolidated financial statements for the three months ended September 30, 1996, and the three months ended September 30, 1995 are unaudited but, in the opinion of management, include all adjustments, consisting mainly of normal recurring accruals necessary for the fair presentation. Results for the interim periods are not necessarily indicative of the results for a full year.


3.   Incorporation by Reference

     Reference is made to the Company's consolidated financial statements, and the notes thereto, which were included in Form 10-KSB filed with the U.S. Securities and Exchange Commission in September 1996, and which are incorporated herein by reference.

               HUNGARIAN BROADCASTING CORP.
        Notes to Consolidated Financial Statements
                        (Unaudited)

4.   Notes Payable

From November 1994 through March 1995, the Company sold (in a private placement) units consisting of $2,120,000 aggregate principal amount of unsecured promissory notes and 265,000 shares of common stock for an aggregate purchase price of $2,120,000. The Company incurred $153,789 of financing expenses relating to the private placement, of which $122,100 and $31,689 has been allocated to debt and equity, respectively. The $153,789 includes legal fees of $28,200 paid to the Company's secretary/director. The notes bear interest at 6% per annum and were originally due upon the earlier of December 31, 1996 or the successful consummation of the IPO, which was rescinded during November 1995 (See Note 9: "Legal Proceedings"). The revised terms required that only one-half of the notes were due upon the earlier of December 31, 1995 or the successful consummation of the subsequent IPO. The balance of the notes are due on June 30, 1997. Consequently, the amortization expense relating to the original issue discount and deferred financing expenses were recomputed over the revised expected term of the notes. Total original issue discount of $437,000 (an imputed interest rate of 19% per annum) has been recorded and is being amortized over the expected term of the notes, along with the $122,100 of financing expenses related to the debt portion of the private placement. The remaining unamortized original issue discount and deferred financing expenses totaled $63,441 and $17,730, respectively, as of September 30, 1996. During January
1996, $1,060,000 of the notes were repaid. Should the remaining notes be repaid before June 30, 1997, any unamortized portion of the original issue discount and deferred financing expenses will be charged to operations at the time of repayment.

Notes payable of $996,559 at September 30, 1996 consist of the remaining notes due of $1,060,000, less the unamortized portion of the original issue discount of $63,441.

The private placement investors have the right to include their shares in any registration statement filed by the Company to the extent that the managing underwriter of the public offering advises the Company that such inclusion would not interfere with the ordinary sale of the securities to be publicly offered.


5.   Common Stock

     (a) In July 1995, the company sold 182,500 shares of common stock at a price of $3 per share for an aggregate of $547,500 ($500,000 net) of which 30,000 shares were sold to a director/officer of the Company. In August 1995, the Company sold 200,000 shares of common stock at a price of $3 per share for an aggregate of $600,000 (approximately $550,000 net). $100,000 representing the remaining stock subscription receivable at September 30, 1995, was received
on October 4, 1995.  On December 6,     1995, three of the
Company's officers, Messrs. Klenner, Genova, and Cohen, contributed to the Company for cancellation 100,000, 100,000 and 20,000 common shares, respectively, for no consideration.

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

               HUNGARIAN BROADCASTING CORP.
        Notes to Consolidated Financial Statements
                        (Unaudited)

     (c) On December 20, 1995 the Company completed an IPO of 1,150,000 shares of its common stock at $5 per share and 1,610,000 redeemable common stock purchase warrants at $.15 per warrant. Each warrant entitles the holder to purchase one share of common stock at an exercise price of $6.00 per share during the five-year period ending December
20, 2000.  The warrants will be redeemable beginning April
20, 1997. The Company also issued to the underwriter warrants for the purchase of 100,000 shares of common stock at $8.25 per share and 140,000 common stock purchase warrants at $0.225 per warrant. The proceeds of this offering amounted to approximately $4,995,338 net of underwriting commissions and expenses.

     (d) On June 21, 1996, the Company increased the number of authorized shares of Common Stock from 5,000,000 to 15,000,000; authorized the issuance of up to 5,000,000 shares of Preferred Stock; and increased the number of shares of Common Stock available under the Company's 1994 Incentive Stock Option Plan, as amended, from 100,000 shares to 350,000 shares for use as incentive awards to certain key employees, directors and consultants.

     (e) As of August 1996 the Company hired a consultant ( a director of the Company) for a two year period at a fee of 1,000 shares of non-registered Common Stock per month. The Company has determined the value of these securities to be $5 per share.


6.   Units; Preferred Stock

In September 1996 the Company sold in a private placement 100,000 Units at a price of $4.50 per Unit. Each unit consists of one preferred share (convertible into one and one-half shares of Common Stock) and one Common Stock Purchase Warrants with the same terms as the warrants issued with the Initial Public Offering. Proceeds to the company after expenses were $354,500.


7.   Related Party Transactions

On June 30, 1995, the minority stockholders were owed
$416,000, as a result of the Company's purchase of their stock. On February 5, 1996, $189,800 was paid, leaving a balance due of $226,200 at September 30, 1996. The amount due to related parties at September 30, 1996 also includes
$145,000 due to an officer/director.


8.   Commitments

     (a)  Consulting and Compensation Agreements

     The Company has a five-year employment agreement ending
December 31, 2000 with its President and Chief Executive
Officer at a monthly salary of $10,000. He is also entitled to reimbursement for ordinary and necessary business expenses.

               HUNGARIAN BROADCASTING CORP.
        Notes to Consolidated Financial Statements
                        (Unaudited)

     The Company has a two-year employment agreement ending
December 31, 1997 with its Executive Vice President at a monthly salary of $10,000. He is also entitled to reimbursement for ordinary and necessary business expenses.

     The Company's Secretary is a partner in a firm which has a two-year retainer agreement ending December 31, 1997 to provide all SEC related legal services for the Company, except for services in connection with private placements or public offerings, for a fee of $100,000 per year, beginning in 1996.

     A financial and management consultant receives a fee of $3,000 per month for a two-year term ending December 31, 1997. Another consultant (a director of the Company) receives 1000 shares of common stock as a monthly fee ending July 31, 1998.

     As compensation to outside directors, the Company pays directors' fees equal to $2,000 per meeting, minimum of four meetings per year, and reimburses their travel and other out-of-pocket expenses. Officers do not receive any compensation for serving as directors.


     (b)  Leases

     The Company has a five year lease for broadcasting and office facilities in Budapest, Hungary, with minimum monthly payments before value added taxes of $12,000, ending June
30, 2001.


9.   Legal Proceedings

Prior to November 20, 1995, the Company filed a Registration Statement with the Securities and Exchange Commission on Form SB-2 for an Initial Public Offering of 1,000,000 of its shares of Common Stock at $ 7 per share, which Registration Statement became effective on November 17, 1995. On November 20, 1995, the Company entered into a firm commitment underwriting agreement with Coleman and Company Inc. ("Coleman") for the sale of 1,000,000 of its shares at
$7 per share.   Starr Securities Inc. ("Starr")  was named
as a co-underwriter in the Registration Statement with closing scheduled for November 27, 1995. At the Closing, Coleman advised the Company that it did not have the funds to close, that it was unilaterally rescinding the contract; and that it would request NASDAQ to cancel all trades made since November 20, 1995.

     On January 3, 1996, the Company commenced an action against Coleman and Starr in the United States District Court, Southern District of New York for breach of contract demanding judgment of the full contract price of the public offering together with such other compensatory and consequential damages in amounts to be determined at trial.

     On January 19, 1996, Starr commenced an action in the Supreme Court of New York against the Company and its former Chairman of the Board, Robert Genova, for libel and defamation of Starr's character, and for threatening to continue to defame Starr's character by stating that Starr "walked away" from the Initial Public Offering and breached its contract with the Company unless

               HUNGARIAN BROADCASTING CORP.
        Notes to Consolidated Financial Statements
                        (Unaudited)


     Starr made a bridge loan to or private placement for the Company. The complaint further alleged that when Starr did not accede to the Company's demands, the Company continued to vilify Starr in the financial community by stating that Starr walked away from the Initial Public Offering and breached its contract with the Company and by commencing an action in the U.S. District Court, Southern District of New York on January 3, 1996, falsely accused Starr of breach of contract. Starr further included a cause of action on the same facts for prima facie tort. The Company had this action removed to the U.S. District Court, Southern District of New York. Starr moved to remand both actions to the New York Supreme Court on the ground of lack of diversity of citizenship, which motion was granted. The Company then recommenced its action in the New York Supreme Court and consolidated its action with the Starr proceeding. The Company believes its action has merit and that it has valid defenses to the action brought by Starr.

Management believes that the outcome of the above litigation will not have a material adverse effect on the financial position, liquidity or results of operations of the Company.


10.  Subsequent Events

     The Company has filed a draft registration statement in anticipation of a public offering of securities over the next few weeks.

     An officer/director has advanced $200,000 of short-term financing to the Company.


          MANAGEMENT'S DISCUSSION AND ANALYSIS OF
       FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Introduction

     The Company was organized in September 1994 and in October it commenced exploring opportunities to own, operate and develop a regional private commercial television station in Hungary. In November 1994, it obtained a six month option to acquire majority interests in DNTV and VI-DOK, two Hungarian corporations (the "Licensees") that were granted licenses in March 1994 for a six year term commencing July 1, 1994 to operate Channel A3. The Licensees commenced their broadcasting on A3 on a limited basis in September 1994 and increased their broadcasting to 21.5 hours per day in December 1994. During the option period, the company loaned approximately $2,000,000 to the Licensees, which was used by the Licensees principally for broadcasting expenses and to produce and purchase programming.

     During the option period, the Company incurred significant costs in preparing business plans and developing an advertising sales staff, a station management team and a program format.

     In May and June 1995, the Company acquired majority interest in the two Licensee Companies by purchasing 80% of DNTV and 90% of VI-DOK and assumed operational control of the two companies.

     The Company's revenues are derived principally from the sale of television advertising to national, international and local advertisers. Although the Company's television broadcasting activities have begun only recently, the experience of the television industry is that advertising sales tend to be lowest during the third quarter of each calendar year, which includes the summer holiday schedule (typically July and August) and highest during the fourth quarter of each calendar year.

The primary expenses incurred in operating television stations are employee salaries, programming costs, broadcast and transmission expenses and selling, general administrative expenses.

     In Management's opinion, the Company emerged from the development stage as of December 31, 1995.

     For the three months ended September 30, 1996, the Company had consolidated revenues of $353,315 (primarily from the sale of advertising time) and incurred a net loss for the quarter of $1,096,529. Operating expenses were $1,320,966, including amortization of broadcast license cost $105,763.

     A3 broadcast only video music clips prior to June 1995 when the Company assumed control. After changing to a civic events format in June 1995, the Company returned to the video music clips format in October 1995 which was less expensive to produce.

     On December 28, 1995 the Company received the proceeds from the sale of shares and warrants in its Initial Public
Offering and determined to relaunch Channel A3 as a Western
Style station. In April 1996, the Company introduced new programming for the hours 7:30 p.m. to 11:00 p.m. featuring
American, United Kingdom and Australian syndicated series that had been successful in prime time in their home countries. The Company dubbed these programs into the Hungarian language. Generally, the audience acceptance of these programs has been favorable and viewership has been high and has increased over time.

     On September 6, 1996, A3 began transmitting its signal from the Astra IE Satellite. Over the next year it is anticipated that Hungarian Broadcasting Corp. will increase its distribution up to approximately 1.8 million households throughout Hungary. In October 1996 the Company changed its broadcasting name to MSAT to reflect the enhanced distribution of its programs. Advertising billing is determined by program ratings provided by AGB, an independent audience rating service. As the Company`s distribution more than doubles, its advertising rates should more than double, and as the coverage broadens, the station is of increasing interest to national and international advertisers. As a result of conversations with advertisers and media buying groups together with booked advertising and the improving trend of bookings, Management believes that it should begin generating positive cash flow on a monthly basis prior to the end of fiscal 1997.

     Nevertheless, since its inception, the Company has run at a deficit in each month of its operations and should continue to run deficits for the next few months. There can be no assurance that the Company can generate enough revenues to cover its expenses in fiscal 1998, or ever.


     Liquidity and Capital Resources

          From its inception through December 1, 1995, the Company sold 1,647,500 shares of Common Stock in a series of private transactions for proceeds of $1,913,622 net of issuance costs and, in addition, issued promissory notes in the aggregate amount of $ 2,120,000. On December
6, 1995; 220,000 shares owned by three officer of the Registrant were contributed to the Company for no consideration.

     On December 20,1995, the Company completed an Initial Public Offering of 1,150,000 shares of its common stock at $ 5 per share and 1,610,000 redeemable common stock purchase warrants at $.15 per warrant. Each warrant entitles the holder to purchase one share of common stock at an exercise price of $ 6.00 per share through December 20, 2000. The warrants will be redeemable, commencing April 20,1997. The Company also issued to the underwriter warrants for the purchase of 100,000 shares of common stock at $8.25 per share and 140,000 common stock purchase warrants at $0.225 per warrant. The proceeds of this Offering amounted to approximately $ 4,841,000 net of underwriting commission and expenses. In September 1996 the Company sold 100,000 Units in a private placement that provided net proceeds of $354,500. Each Unit consisted of one share of preferred stock (convertible into one and one-half shares of Common Stock) and one Common Stock Purchase Warrant with the same terms as warrants issued with the IPO.

     The Company believes that its existing cash balance, cash from future operations and the net proceeds from a planned securities offering will be sufficient to fund the Company's operations at least until December 31, 1997 including satellite costs, repayment of the remaining Bridge Notes of $996,559 plus interest and prepay expenses incurred for the purchase and dubbing of programming.


     Foreign Currency

     The Company's broadcasting operations in Hungary incur both general revenues and operating expenses in Hungarian forints. Assets and liability accounts are translated into U.S. dollars at period-end exchange rate; income and expense accounts are translated at the average exchange rate for the period. The resulting adjustments are reflected in a component of stockholders' equity. Currency translation adjustments relating to transactions of the Company and its subsidiaries in currencies other than the functional currency of the entity involved are reflected in the operating results of the Company.

     Since virtually all revenues and expenses are in local currency, the Company does not hedge against foreign currency exchange risks.

     Item 1. Legal Proceedings

     See "Legal Proceedings" in Notes to Consolidated
Financial Statements.

     Item 2. Changes in Securities

     During the three months ended September 30, 1996 the Company sold 100,000 Units priced at $4.50 per Unit in a private placement. Each Unit consisted of one share of preferred stock (convertible into one and one-half shares of Common Stock) and one Common Stock Purchase Warrant with the same terms as the warrants sold in the initial public offering. In addition, during the quarter ended September 30, 1996, the Company issued 2,000 common shares to a director in payment of consulting fees.

     Item 3. Defaults upon Senior Securities

     None

     Item 4. Submission of Matters to a Vote of Security
Holders

     None

     Item 5. Other Information

     None

     Item 6.  Exhibits and Reports on Form 8-K

     A.   Exhibits  (numbers below are references to
                    Regulations S-B)
          (3)  (a)  Certificate of Incorporation filed
                    September 14, 1994*
               (b)  Certificate of Amendment to Certificate
                    of Incorporation filed by
                    June 28, 1996(((
               (c)  By-laws*
          (4)  (a)  Form of Warrant Agreement**
               (a)(i)    Form of Common Stock Purchase
                         Warrant Certificate**
               (b)  Form of Underwriter's Warrant**
               (c)  Form of Underwriter's Stock Warrant**
          (10) (a)  Employment Agreement with Peter E.
                    Klenner*
               (b)  Employment Agreement with Imre M.
                    Kovats*
               (c)  Financial Consultant Agreement with
                    Robert Genova*
               (d)  1994 Incentive Stock Plan*
               (e)  Sharing agreement for space and
                    facilities between Registrant and
                    Hungarian Telephone and Cable Corp.*
               (f)  Agreement to purchase shares in DNTV*
               (g)  Agreement to purchase shares in VI-DOK*
               (h)  Letter of intent with Kablecom*
               (I)  Offer from OKK Kft. to Registrant to
                    rent satellite space to Company*
               (j)  Agreement with Land Studios Kft*
               (k)  Lease agreement with Hakon Ltd. for
                    space at Szamado, Budapest*
               (l)  Form of 6% Bridge Note*
               (m)  License to broadcast on A3*
               (n)  Form of Consulting Agreement with J.W.
                    Barclay & Co., Inc.**
               (o)  Form of Mergers and Acquisitions
                    Agreement with J.W. Barclay
                    & Co., Inc.**
               (p)  Purchase of programming agreement with
                    Power TV Ltd, February 28
                    and July 29, 1996***
               (q)  Satellite space agreement with Nethold
                    Central Europe BV***
               (r) Management and consulting agreement with Justin Bodle dated June 15, 1996.***
               (s)  Uplink and downlink agreement with
                    Banknet, June 26, 1996
               (t) Lease agreement with Investor Holding Rt dated June 25, 1996.***
          (21)      Subsidiaries of the Registrant*


______________
     *    Filed with Registration Statement No.   33-96674
     **   Filed with Registration Statement No.   33-80177
     ***  Filed with Form 10-KSB dated June 30, 1996

     B. The following reports on Form 8-K have been filed during the three months ended September 30, 1996:

          None

SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of New York, State of New York, on the 21st day of November, 1996.




                              HUNGARIAN BROADCASTING CORP.



                              By   /s/ Frank R. Cohen
                            ----------------------------
                                   Frank R. Cohen
                                   Treasurer and Secretary