Form 10KSB
period 1996-12-31
HUNGARIAN BROADCASTING CORP
filed 1997-05-12
CIK 932554

Securities and Exchange Commission
                            Washington, D.C. 20549
                                 Form 10-KSB

[   ]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
          EXCHANGE ACT OF 1934 [FEE REQUIRED]

                           OR

[X] TRANSITIONAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from July 1, 1996 to December 31, 1996.

              Commission File Number 0-26808

               HUNGARIAN BROADCASTING CORP.
  (Exact Name of Registrant as specified in its charter)

          Delaware                                  13-3787223
          --------                                  ----------
     (State or other jurisdiction of            (I.R.S. Employer
     incorporation or organization)            Identification No.)

          445 Park Avenue, 15th Floor, New York NY 10022
          ----------------------------------------------
             (Address of principal executive offices)

The Registrant's telephone number, including area code: (212) 758-9870

Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act:

                                       Name of Each Exchange
     Title of Each Class               on which Registered
     -------------------               ----------------------
  Common Stock, par value $.001                NASDAQ
       per share

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirement for the
past 90 days.   Yes  X    No

Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of
this Form 10-KSB or any amendment to this Form10-KSB.[   ]

Registrant had revenues of $1,239,418 for the six-month period ended December 31, 1996. As of May 5, 1997, 2,585,600 shares of Common Stock were outstanding of which 1,436,100 shares were held by non-affiliates of the Company. The aggregate market value of the Common Stock held by non-affiliates of the Company as of May 5, 1997 was $7,898,550 (based upon the closing bid price on such date on NASDAQ).

           Documents Incorporated by Reference

                          None

                             PART I


Item 1.  Business

    (a)   General Development of Business

    1.    Industry Overview

    Private commercial television stations (those which derive the majority of their revenues from the sale of advertising and are owned by entities other than government entities) generally began broadcasting in the United States in the 1940s, in parts of Western Europe in the 1950s, in Germany in the 1980s, and in Scandinavia and Central Europe (including Hungary) in the 1990s. Austrian television channels are still owned by the state. Commercial television has become an important medium for advertisers in the more developed advertising markets. For example, in 1996, television advertising expenditures totaled about $34 billion in the United States and about $21 billion in 16 countries of Western Europe.

    An advertising industry has been developing in Hungary since 1991. Based on a report published by Saatchi & Saatchi/Zenith Media World Wide, television advertising expenditures increased from $45 million in 1991 to $107 million in 1992, $128 million in 1993, $138 million in 1994, and $157 million in 1995. Television advertising revenues for 1996 were about $180 million. Members of the industry expect such increases to continue.

    The two basic methods of television transmission in use in Hungary are (i) over-the-air television broadcasting, which can be either local or national in scope (these operations are often referred to as "terrestrial" broadcast operations) and (ii) satellite-to-cable broadcasting. In over-the-air broadcasting, the station operator transmits its signal from a broadcasting tower over a limited geographic range, where it can be received by household antennas as well as cable network operators. In satellite-to-cable broadcasting, the station operator transmits its programming signal to a satellite which redirects the signal to either a ground based antenna which is connected to a cable system or to a home television via a satellite dish ("direct-to-home"). While over-the-air broadcasters can typically be received by virtually all of the television households in the geographic area reached by their broadcast signals, satellite-to-cable broadcasters can only be received by television households connected to a cable system or households that have satellite dishes positioned to receive the broadcast signal.

    Cable television growth in Hungary initially occurred in the most heavily populated areas and has been extended to less populated areas. Households with cable service in the most heavily populated areas in Hungary are sought after by advertisers because these households tend to have higher disposable incomes and greater access to advertised goods and services.

    2.  General

    Hungarian Broadcasting Corp. (the "Company") was formed in September 1994 to acquire majority interests in companies owning broadcasting licenses and become the operator of the licensed broadcasting stations.

    Hungary has three state owned and operated television channels-Magyar Television I ("MTV 1"), which started broadcasting in 1957, and Magyar Television 2 ("MTV 2"), which started broadcasting in 1972 and DUNA TV, which started to broadcast via satellite in 1993. The signals of MTV 1 and MTV 2 are broadcast over-the-air (terrestrial) and are transmitted by Antenna Hungaria, a state owned company which built, owns and operates a trunk network consisting of 19 transmitter stations and 90 relay stations. In addition to transmitting by satellite, DUNA TV transmits by terrestrial microwave transmission. It is estimated that MTV 1 reaches over 96% of the households of Hungary, MTV 2, approximately 80% and DUNA
TV, approximately 48%. The signals of MTV 1 and MTV 2 can be received by conventional home antennas. However, a satellite dish is required to receive the satellite transmission of DUNA TV or a dish type microwave antenna is required to receive its microwave transmission. MTV 2 plus a dormant television frequency are currently being privatized by the Hungarian government. The new owners of MTV 2 and of the dormant television frequency could be in operation as early as September 1997.

    In 1994, based on a decree enacted by the Hungarian Parliament in July 1993, the Hungarian Ministry of Culture and Education made a tender offer open only to holders of studio licenses for a license to broadcast over Channel A3 using AM-Micro technology over an area of Budapest plus 30 km (18 miles). Fourteen contenders applied for the license. Licenses were given to three of the contenders as follows, each for the time period from July 1, 1994 to July 1, 2000, as specified below.

    VI-DOK: Mondays, Wednesdays, Fridays and Sundays from 6:00 a.m. to 5:00 p.m. and 7:30 p.m. to 6 a.m. DNTV: Tuesdays, Thursdays and Saturdays from 6:00 a.m. to 5:00 p.m. and 7:30 p.m. to 6 a.m. NAP TV: daily from 5:00 p.m. to 7:30 p.m.

    VI-DOK and DNTV had no prior television broadcasting experience. DNTV was organized on February 14, 1994 and VI-DOK was organized on December 10, 1991. The Ministry granted licenses to DNTV and to VI-DOK on March 29, 1994. VI-DOK then organized Pest-Buda Televizio Kft ("Pest-Buda") on March 31, 1994 as a vehicle from which to conduct the broadcasting operations under the license. Between the date of grant and the commencement of broadcasting on A3 (since renamed "MSAT") in September 1994, DNTV and VI-DOK devoted their energies to seeking an equity partner. The two companies started broadcasting in September 1994 as a music channel using the broadcasting facilities of Land Studios rather than their own studios to provide programming and technical personnel.

    VI-DOK and DNTV, acting jointly thereafter sought an equity partner. In November 1994, the Company commenced negotiations to acquire majority interests in each of the two licensed companies. At the same time, the Company agreed to provide loans aggregating approximately $2,100,000 to the Licensees to help finance their operating and programming costs (which loans were to be deemed capital contributions in the event the acquisitions were completed) until it could complete its due diligence in connection with the acquisitions. The Company then recruited a management staff, a sales staff and a station operating staff and completed its acquisition as to DNTV in May 1995, and as to VI-DOK, in June 1995. The Company acquired 90% and 80% of the capital interests of VI-DOK and DNTV for $240,000 and $176,000, respectively, from the existing owners of VI-DOK and DNTV and contributed the loans to the capital of the two licensee companies as additional acquisition costs, and assumed operational control in May 1995.

    In September 1996, the Company added satellite-to-cable broadcasting, and began broadcasting by satellite 24 hours per day, including the hours of 5:00 p.m. to 7:30 p.m. daily, to its cable networks. It still broadcasts 211/2 hours per day through its AM-Micro network. In October 1996, the Company changed its broadcasting name to MSAT.

    3.  Nature of Hungarian Corporations

    The three subsidiaries of the Company were organized under the Hungarian Law on Business Organizations as limited liability companies ("KFT"). Persons who provide the capital own percentages of the companies in proportion to their respective capital contributions. All the capital of HBC Kft., which was formed on November 29, 1994, was provided by the Company. The Company, on May

30, 1995, purchased 80% of the ownership interest from each of the three owners of DNTV and, on June 16, 1995, purchased 90% of the ownership interests from each of the two owners of VI-DOK. The owners of each of the two companies then held membership meetings to approve the transfer of the interests and to appoint Peter E. Klenner and Imre Kovats as the managing directors of each company. The ownership interests and the names of the managing directors are registered by the Municipal Court of Budapest in a registry that is available for public inspection. The Media Act of 1996 required that all broadcasting companies be converted from limited liability companies (Kft.s) to share capital corporations, "Reszveny Tarsasag", (Rt.s) by the end of 1996. The Company converted each of its subsidiaries to an Rt.
in December 1996.

    4.  Broadcasting Operations

    The Company's over-the-air signal is broadcast on the AM Micro system, which transmits over microwave frequencies and is a low cost system for consumers. The receiving equipment is limited to a dish antenna (smaller than a comparable satellite receiver) and a converter. The equipment costs average $100 per receiver. However, equipment for one receiver can service up to four households in the same building. Equipment for cable networks costs $150 per receiver and for satellite antenna systems $300 per receiver. A monthly fee of $1.00 is charged directly to households by Antenna Hungaria for AM-Micro access. Cable systems charge between $2.00 and $10.00 per month depending upon the package of channels subscribed for.

    At the present time, the Company's satellite transmission is conducted by Nethold Central Europe B.V. ("Nethold") in accordance with a five-year agreement entered into in July 1996. The Company sends its broadcasting programs in electronic data form by satellite to Nethold's facilities in the Netherlands. Nethold processes the data and then sends the Company's broadcasts in digitally compressed, multiplexed and encrypted signals through its uplink to the Astra 1E satellite, which transmits the signal throughout Hungary.
Approximately 340 cable networks currently receive and carry MSAT's signal. These cable companies reach about 1,320,000 television households, or about 85% of all cable television households in Hungary. Some of these cable companies make MSAT available only on their premium service, so that MSAT currently reaches about 1,150,000 or about 87% of the cable subscribers of these cable companies that carry MSAT. The Company has recently informed cable operators that, with the renewal of annual contracts, MSAT's signal will be available to each cable company only if MSAT's programming is provided to all cable company subscribers. In addition to cable subscribers, the Company's broadcast signal is received by about 200,000 customers of the AM-Micro service in Budapest. Over the next several months, the Company expects to broadcast to virtually all cable subscribers and AM-Micro subscribers in Hungary, a current market of about 1,750,000 households, or about
46% of all television households. This market is expected to grow both with the growth of cable and, also, as improved cable technology catches cable pirates and converts them to customers. Although in its infancy, an important market in satellite direct-to-home service may develop.

    Under the agreement with Nethold, the Company pays it an annual fee of $400,000 and in addition, it provides Nethold, free of charge, advertising time equal in value to $300,000 per year based upon the Company's advertising rates less a discount of 40%. This time is available solely to promote Nethold. The Company's transmission to Nethold is carried on the Orion 1 satellite pursuant to an agreement with Orion Atlantic, L.P., at a monthly fee of $27,240. Such agreement is to continue for the operational life of the satellite, estimated to end in nine years in August 2005. In addition to such cost, the Company pays a maintenance fee for its uplink equipment, currently at a rate of $2,250 per month.

    The Company expects to increase its reach by adding to the cable networks carrying its broadcasts, and in this regard it intends to provide small cable networks with decoders to enable them to receive and carry the Company's broadcasts, and to capture all subscribers of its existing cable customers.

         5.  Population Reach and Demographics

    It is estimated that 3,800,000 households in Hungary have television and that of such total approximately 1,550,000 households or 41%, are connected to some form of cable network.

    MSAT's over-the-air signal currently reaches approximately 200,000 households through the AM Microwave network and approximately 340,000 households through cable networks located in the Budapest area, which obtain MSAT's broadcast from its over-the-air transmission. At present, subscribers of additional cable companies totaling about 810,000 households receive MSAT's programming through its satellite transmission, for a total reach of 1,350,000 households (36% of television households).

    The Company has contacted cable companies that serve virtually all of the cable customers in Hungary. Nearly all desire to carry MSAT's transmission, and those who have not already done so plan to install the necessary downloading equipment. These potential cable customers, plus existing cable customers and AM- Micro customers, could expand MSAT's distribution to as many as 1.75 million television households during 1997. This increase in distribution is expected to result in increases in pricing for each individual advertisement.

    6.  Strategy

    The Company's strategy is to improve the operating results and market share of MSAT. Specific elements of the Company's operating strategy include:

               +Expand Reach of the Station--provide service to
                every cable TV household and promote
                satellite-to-home service.

               +Increase Advertising Sales--expand, motivate and
                train its sales force.

               +Control Station Operating Costs--focus on
                fundamental cost controls and operating
                efficiencies.

               +Utilize Viewer--Oriented Scheduling--make it
                easier for viewers to find the programs they prefer to watch by regular and consistent scheduling of programming.

               +Promote Programs--advertise and promote its
                programming, both on MSAT and in other
                media, to increase ratings and viewer identification.

    7.  Programming

    The Company's programming strategy is to broadcast cost-effective programs that are capable of achieving high rating thresholds and targeted to the 14 to 35 year old television viewer audience. In addition, the Company believes that its strategy of emphasizing programming in Hungarian will lead to an increase in market share among key demographic groups and improve the image of the station among advertisers and viewers.

    The Company's strategy in purchasing international programs for broadcasting in Hungary is to acquire programs that were successful on United States or United Kingdom prime time television. These programs are dubbed into Hungarian by the Company and include television series, serials and soap operas. Movies previously dubbed into Hungarian are also acquired. Popular international programs currently broadcast by the Company include Beauty and the Beast, Pacific Blue, LA Law, Murder One, Pacific Drive, Homicide, and The Benny Hill Show. The Company also produces or plans to produce variety shows, magazine format shows, talk shows and game shows.

    The Company is currently the only television station in Hungary that broadcasts a significant number of western style series in the Hungarian language.

    MSAT programming from 12:00 a.m. to 5:00 p.m. consists principally of computerized music clips of Western and Hungarian recording artists plus generally a movie. From 5:00 p.m. to 7:30 p.m., MSAT broadcasts primarily music clips to its viewers who receive the Company's signal via satellite. From 7:30 p.m. to 12:00 a.m., the programming features acquired programming dubbed into Hungarian, locally produced shows and movies dubbed into Hungarian. Of the 168 hours of programming broadcast by the Company, approximately 80 hours (48%) is Hungarian production.

    The Company receives video music clips directly from recording companies such as Sony or EMI, or music-publishing companies without charge to the Company. If and when the Company broadcasts a composition, the Company pays a royalty on the use of the composition to the Hungarian Association of Record Producers ("HARP"). In the case of its own productions, the Company's staff selects the program and oversees the production. The Company believes its production programming staff of 29 persons together with approximately 67 professionals employed on an as needed basis is adequate to produce its programming. The Company acquires rights to international sitcoms and other series for a limited number of showings together with videotapes and scripts of the shows. The Company dubs the videotapes into the Hungarian language. The Company believes its part-time staff of 19 persons is adequate for this activity.

    From time to time, MSAT broadcasts a special sporting or cultural event and replaces the regularly scheduled program with this event.

    The Company is continually working on new ideas for programming and intends to change its schedule from time to time to increase "audience flow," which involves consecutively scheduling programs with similar audience demographics so as to retain as many viewers as possible from one program to the next. These scheduling practices are used widely in the United States and help build viewer loyalty and overall market share. The Company also advertises and promotes its programming on MSAT.

    The Company has not and does not expect to conduct, or to expend any funds on, research or development activities.

    8.  Advertising Sales

    Advertising sales to national, international and local advertisers is the principal source of revenue for the Company. The Company has been able to implement a number of sales practices that have been effectively used in the United States market and in other more developed television broadcasting markets. First, the Company has cooperated with other broadcasters to implement accurate, independent rating surveys in each of its markets. Second, the Company's sales efforts focus on educating the media buying market on how to use television as an effective advertising medium.

    In Hungary, AGB-Hungarian Meter System began providing ratings information since 1993 on a national basis and has been providing rating information for certain local areas including Budapest since 1996. The Company believes that accurate ratings information accelerates the development of commercial television markets because advertisers with more accurate ratings information are more willing to allocate a greater percentage of their advertising budget to television advertising.

    The Company employs an experienced advertising sales force under the direction of a sales manager.

    9.  Competition

    MSAT competes with MTV1 and MTV2, both government owned and operated national television terrestrial stations, and with DUNA-TV, a government owned and operated national television satellite station for audience and for programming and advertising. The Company estimates that the three state-owned stations received 95% of advertising revenues during the last year. The Company also competes with TV3, a privately owned commercial station with an AM-Micro license similar to that of the Company, and revenues similar to the Company's. Its only other competitors are other localized stations in Budapest, including NAP TV that broadcast to parts of the Budapest area sporadically and have insignificant audiences. The Company competes with other stations primarily by being the only station operating on a 24-hour per day basis and broadcasting Western style programs in the Hungarian language.

    The Hungarian Parliament enacted a Media Law on December 21,
1995 which provided for the privatization through a tender process of one of the two state owned TV channels (MTV 2) and the sale of a currently dormant frequency. This privatization is scheduled to be completed in September 1997. Bids have been received from three major television companies for these two stations with minimum prices of $44 million for 49% ownership in a consortium of buyers. Successful bidders will have other significant financial obligations in future years such as an $8.2 million broadcasting fee. (All amounts are converting to United States dollars at current rates of exchange.) At the start of broadcasting, one channel will have national coverage of 71% and the other 63%, with plans to expand that coverage to 85%. The purchaser of MTV 2 will likely be a more competitive force than the current station and the winner of the second channel will be an additional competitor in the market. This increased competitive threat may be somewhat offset by an expanding advertising market and by more transparent and merit based pricing practices. The high prices being offered for the stations suggest relatively high advertising pricing. It is anticipated that television advertising will receive an increasing share of an already growing advertising market. The television advertising market in Hungary in 1996 grew at a rate (in United States dollars) in excess of 15% and its share of the total advertising market increased, particularly in relationship to print advertising.

    Competition for viewers also comes from foreign stations transmitting satellite-to-cable and satellite-to-home TV. These stations broadcast in English, German or French. Currently, none broadcast regularly in Hungarian. The Company does not consider such stations to be significant competitors.

    MSAT also competes for revenues with other media, such as newspapers, radio, magazines, outdoor advertising, telephone directory advertising and direct mail.

    10.  Regulation

    The Company is required to be licensed to broadcast over-the-air in Hungary, and it is licensed to do so. Its satellite transmission is not subject to being licensed in Hungary since such transmission is conducted from a foreign country.

    Under the Media Act, which was enacted in December 1995, the Company is required to comply with a number of restrictions on programming and advertising. The Company believes that it is currently complying with all the restrictions provided for in the Act and that none of the restrictions has a material adverse effect on its operations. These restrictions include that 30% of broadcast time must be programming of Hungarian origin, which includes the news, events, talk shows, and sports. If Hungary becomes a member of the European Union, the Company will be subject to additional program content regulation. The Company currently devotes approximately 48% of its broadcasting time to programming of Hungarian origin. The
Media Act also provides rules and regulations pertaining to renewing or extending licenses. While the government has discretion on renewing broadcasting licenses, the Company believes that its licenses will be renewed as a matter of course so long as the Company is operating in accordance with Hungarian laws and regulations. The Company intends to so comply. If the Company's licenses were not renewed, the Company would apply for relief from the government, would seek a new license by application, or would acquire or merge with a company that had a license.

    There are no specific environmental regulations in Hungary to which the Company is subject, and the Company has not expended and does not expect to expend any funds on environmental compliance costs.

    11.  Employees

    As of December 31, 1996, the Company had three executive officers and a central staff of 40 full-time employees, consisting of 29 in production and in programming, five in sales and six in finance and administration. None of the Company's employees is covered by a collective bargaining agreement. The Company also employs from time to time, on an as-needed basis, additional temporary personnel drawn from a pool of approximately 67 production professionals, such as directors, camera or lighting operators, and engineers and 19 dubbing and voice over professionals. The Company believes that its relations with its employees are good.

Item 2.  Description of Property

    The Company entered into a five year lease as of July 1, 1996 for approximately 12,000 square feet on four floors at 1118 Budapest, Kelenhegyi ut 39, Hungary at a rental of $144,000 per year plus a 25% VAT fee and maintenance fees. The Company is using the third floor for its executive offices, the second floor for sales and other offices, the first floor as a broadcast studio and offices for the production group and the basement floor for archives, a dubbing studio and post production editing. The basement floor also houses the master control. Live broadcast signals are transmitted from the broadcast studio by uplink facilities to Nethold in the Netherlands.

Item 3.  Legal Proceedings

 License Proceeding
    TV 3, a competitor of the Company, which was granted a six year, 24 hour per day microwave license, applied to the Ministry of Culture to overturn the grant of the A3 license to the Licensees and NAP TV made on March 29, 1994 on the ground that proper procedures were not followed because the authority of the committee that awarded the licenses had expired prior to the date the licenses were granted. The Ministry of Culture denied the application and held that even if a new committee were acting, it would also have granted the licenses to the Licensees and to NAP TV. TV 3 thereafter instituted a legal action on December 1, 1994 against the Ministry of Culture, but not against either of the Licensees, to overturn its decision in awarding the licenses in the Metropolitan Court of Budapest. At a hearing held on December 1, 1994, the Municipal Court ordered the Ministry to follow prescribed procedures and make a new decision. The Ministry appealed this decision to the Appeals Court of Budapest. On April 25, 1995, the Company received a letter from the Ministry confirming that the licenses had been granted to the Licensees and the Licensees may operate in accordance with the terms of the licenses. On November 6, 1995, the Appeals Court vacated the decision of the Metropolitan Court on the ground that no notice of the hearing had been given to the Licensees (which had not had an opportunity to appear at that hearing). The Appeals Court ruled that the only issue to be decided by the Metropolitan Court is whether the Ministry's committee was properly constituted to grant the licenses and remanded the matter for a hearing in the Fall 1996 term. In particular, the Appeals Court ruled that the Metropolitan Court does not have jurisdiction to revoke the grant of the licenses or otherwise modify the decision of the Ministry's committee and, accordingly, the Licensees may continue to operate under the licenses, pending a final determination by the Ministry committee. In its ruling dated June 24, 1996, the Metropolitan Court rued in favor of the Company. Subsequently, TV 3 has requested a review of this matter, which is currently pending. The Company's outside legal counsel expects a confirmation of the Court's prior ruling. However, if the ruling is overturned and the

Court rules that the Company's licenses are invalid, the Company intends to apply for new licenses. If these are then denied, the absence of broadcasting licenses would have a material adverse effect on the Company's financial position, results of operations and liquidity.

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

    On January 19, 1996, Starr commenced an action in the Supreme Court of New York against the Company and its former Chairman of the Board, Robert Genova, for libel and defamation of Starr's character. The Company had this action removed to the U. S. District Court, Southern District of New York. Starr moved to remand both actions to the New York Supreme Court on the ground of lack of diversity of citizenship, which motion was granted. The Company then recommenced its action in the New York Supreme Court and consolidated its action with the Starr proceeding.

   In March 1997, the Company and Starr dropped their actions against each other and released each other from liability.

Item 4.  Submission of Matters to a Vote of Security Holders

    In June 1996 a special meeting of stockholders was held to vote on proposals to amend the Certificate of Incorporation: (1) to increase the number of authorized shares of Common Stock from 5,000,000 to 15,000,000; (2) to authorize the issuance of up to 5,000,000 shares of preferred stock; and (3) to increase the number of shares of the Company's 1995 Incentive Stock Option Plan from 100,000 to 350,000 shares. The stockholders voted in favor of each of the proposals.

                                PART II

Item 5.  Market for Registrant's Common Equity
             and Related Stockholder Matters

    In December 1995, the Company's Common Stock and certain Common Stock Purchase Warrants commenced trading on NASDAQ Small-Cap Market under the symbols HBCO and HBCOW respectively. Prior to December 1995, there was no established public trading market for the Company's Common Stock or Warrants. Effective February 5, 1997, the Company's Units commenced trading on NASDAQ Small-Cap Market under the symbol HBCOU. Each Unit consists of one share of Series A Preferred Stock and one Common Stock Purchase Warrant.

  The following table sets forth the range of high and low bid prices as reported by NASDAQ. Bid quotations reflect interdealer prices without retail mark-up, mark-down or commission transactions.

                         Common Stock        Warrants        Units
                        -------------       -----------   ------------
                        High     Low        High    Low   High     Low
1995
Fourth Quarter
 (December 20-31). . . $ 8.375  $5.500     $4.000  $1.000  ---     ---
1996
First Quarter. . . . .  11.850   7.625      5.750   2.500  ---     ---
Second Quarter . . . .  11.250   9.000      5.125   3.000  ---     ---
Third Quarter. . . . .   9.125   5.375      3.375   1.500  ---     ---
Fourth Quarter . . . .   7.375   4.000      2.375   0.750  ---     ---
1997
First Quarter  . . . .   7.500   4.000      2.000   0.750 $14.00 $11.00
Second Quarter . . . .   6.750   4.375      1.375   1.000  12.25   8.50
   (through May 5, 1997)

Stockholders

    On May 5, 1997, there were 46 holders of record (and an estimated 1,500 beneficial holders) of the 2,585,600 outstanding shares of Common Stock, 20 holders of record of the outstanding 1,603,900 Common Stock Purchase Warrants (exclusive of the Warrants in the Units) and four holders of record of the 526,500 Units. The closing bid prices of the Common Stock, Common Stock Purchase Warrants and Units on May 5, 1997 were $5.50, $1.3125 and $9.625, respectively.

Dividend Policy

    The Company has never paid any cash dividends on the Common Stock. The Company anticipates that in the foreseeable future, earnings, if any, will be retained for use in the business or for other corporate purposes, and it is not anticipated that cash dividends will be paid either on the Preferred Shares or Common Stock. Dividends on the Preferred Shares will to be paid in Common Stock if the Company is legally able to do so. The Company is dependent upon payment of dividends from its Hungarian subsidiary companies as the source of cash for the payment of dividends.

    A Hungarian company is permitted to pay annual dividends out of profits, determined on the basis of Hungarian accounting principles, following recommendation of its Board of Directors and a declaration by the Annual General Meeting which must be held in the first five months of each year. Dividends are payable to foreign investors, such as the Company, in forints, which may be converted into United States dollars at the official rate of exchange set by the National Bank of Hungary.

Certain Information

    The Company is presently subject to the informational requirements of the Security and Exchange Act of 1934, as amended (the "Exchange Act"), and in accordance therewith files reports, proxy statements and other information with the Securities and Exchange Commission.

Transfer Agent

    The transfer agent for the Common Stock, and for the Preferred Stock, is American Stock Transfer & Trust Co., 40 Wall Street,
New York, New York 10005.

Item 6   Management Discussion and Analysis of
         Financial Condition and Results of Operations

Introduction

   The Company is the leading satellite-to-cable television broadcaster in Hungary and the third leading television broadcaster after the two state controlled terrestrial stations, MTV-1 and MTV-2. The stations distribute to 1.35 million households or 36% of all television households in the country. The Company's strategy is to continue to expand its broadcasting reach, promote its Western-style programming and aggressively pursue additional advertising. The Company expects to benefit from the projected high rates of growth for television advertising in Hungary.

   The Company was organized in September 1994. In November 1994, it obtained a six month option to acquire majority interests in DNTV and VI-DOK, two Hungarian corporations that were granted licenses in March 1994 for a six year term (commencing July 1, 1994) to broadcast over Budapest Television channel AM-Micro A3. Broadcasting began on a limited basis in September 1994 and increased to 21 1/2 hours per day in December 1994. In May and June 1995, the Company purchased 80% of DNTV and 90% of VI-DOK, respectively. Initially, the station broadcast only music clips. After changing to a civic events format in June 1995, the Company returned to the video music clip format in October 1995.

   In December 1995, the Company sold shares in an initial public offering and determined to relaunch its broadcasting as a Western-style station. In April 1996, the Company introduced new programming for the hours 7:30 p.m. to 11:00 p.m. featuring American and British syndicated series that had been previously successful in prime time in those countries. The Company dubbed these programs into Hungarian. Audience acceptance of these programs has been favorable and has increased over time.

   In September 1996, the Company began transmitting its signal from the Astra 1E Satellite and in October 1996 the station was renamed "MSAT."

   The Company's revenues are derived primarily from the sale of television advertising to national, international and local advertisers. Billing is determined by the program ratings as measured by AGB-Hungarian Meter System, an independent audience rating service. The Company's direct customers are generally fewer than a dozen international advertising agencies that arrange the broadcast of commercials for their clients. One of these agencies accounted for 27% of the Company's revenues for the six months ended December 31, 1996. The Company engages in certain barter transactions in which it exchanges unsold commercial advertising for services and goods. In addition, the Company receives small payments from the cable operators who contract to carry MSAT's signal. The Company experiences seasonality, with advertising sales tending to be lowest in January of each year as the major advertising agencies negotiate the next year's buy and in the summer months of July and August. The highest level of advertising activity is during the fourth quarter of each calendar year as new programming often is launched in the Fall and purchasing tends to increase as Christmas approaches.

    The primary expenses incurred in operating a broadcasting station are programming costs (buying, producing and editing), employee salaries, broadcast transmission expenses and selling, general and administrative expenses.

    The Company is currently operating with expenses (excluding non-cash items such as: depreciation, barter expense, amortization of intangibles and foreign exchange gains or losses) of approximately 82 million forints ($450,000, at current exchange rates) per month and anticipates this approximate level of expenses to continue for at least the next eighteen months.

    Since the station was relaunched in April 1996, revenues have grown rapidly. Revenues of nine million forints in May 1996 have risen to 39 million forints in November 1996 and to 60 million forints ($330,000) in April 1997. Management believes that the upward trend in sales will continue.

    The Company believes that its rapid growth of sales will continue for several reasons. The Company is a new entrant in the Hungarian television market, essentially being available to viewers in Budapest only since Spring 1996. The April 1996 relaunch was after the Company's initial public offering and marked the beginning of its Western-style entertainment format. Only since Fall 1996 have others in Hungary begun to receive the Company's channel. Over the last few months, national coverage has grown from about 15% to about 36%. The Company expects shortly to increase its reach to as many as 47% of Hungary's television households as it signs up additional cable companies. DUNA-TV, a satellite-to-cable station begun in 1993, currently has a broadcast reach of about 47%. The Hungarian television advertising market in 1996 was about $180 million; $165 million, after agency commissions. The Company's current rate of sales represents less than 2.4% of a rapidly growing overall market. The Company's national viewership share is higher than this percentage. The Company expects growth in the number of households receiving
MSAT's signal and increased viewing by households that currently watch the station. The Company will face additional competition in Fall 1997 when an existing state channel and a new state channel are privatized.

    The Company conducts its operations through its Hungarian subsidiaries. Accordingly, the primary internal sources of the Company's cash are dividends and other distributions from its subsidiaries. The Company's ability to obtain dividends or other distributions is subject to, among other things, restrictions on dividends under Hungarian law and foreign currency regulations in Hungary. The subsidiaries' ability to make distributions to the Company is also subject to legal availability of sufficient operating funds which are not needed for operations, obligations or other business plans.

    The Company's revenues and a majority of its expenses are denominated in Hungarian forints. Accordingly, the business operations of the Company are impacted only to a limited degree by foreign exchange fluctuations. Inflation also is of limited direct importance to the operations of the Company. In Hungary, advertising in general and television advertising in particular, have consistently grown more rapidly than the rate of inflation. Of greater importance, is the potential impact of currency fluctuations and inflation on the health of the Hungarian economy. Growth in Hungarian television advertising is directly impacted by the overall health and growth of the Hungarian economy.

    The Company operates with studio licenses and AM-Micro broadcasting licenses in Hungary. The Hungarian Media Law does not require additional licenses for satellite-to-cable broadcast distribution. The AM-Micro licenses expire in July 2000. Management believes that, assuming the Company is operating in compliance with media regulations in Hungary (and it intends to so comply), its AM-Micro licenses will be renewed as a matter of course. Other European countries have granted medium term broadcasting licenses which are generally extended without controversy. If the Company should lose one or more of its television licenses and the Company is not able to obtain a new license, the loss would have a material adverse effect on its business.

   TV 3, a competitor of the Company, instituted a legal action against the Ministry of Culture in December 1994 to overturn the grant of the AM-Micro licenses to two of the Hungarian subsidiaries of the Company on the grounds that the authority of the committee that awarded the licenses had expired prior to the date the licenses were granted. The Ministry of Culture denied TV 3's application. After TV 3 turned to the courts, the Metropolitan Court ruled in favor of the Company. TV 3 requested a review of the matter by the Supreme Court, which is currently pending. Should the Supreme Court rule the licenses invalid, the Company plans to apply for new licenses. If these new licenses are not granted, the Company may not be able to reach its AM-Micro viewers, which would have a material adverse effect on the Company's operations. The Company believes TV 3's claim is without merit.

   The Company has built its business from a start up operation. On December 31, 1995, the Company emerged from its development stage. Although the Company has displayed rapid growth in sales, and sales have recently grown to approach cash operating expenses, there is no assurance that the Company will generate enough revenues to pay its costs.

Results of Operations

Six months ended December 31, 1996 compared to six months ended
December 31, 1995

   The Company's revenues increased by $855,747 or 223% to $1,239,418 in the six months ended December 31, 1996 from $383,671 in the six months ended December 31, 1995. The increase is attributable to the general increase in advertising at the station. In the prior year period the station had a limited format and generated revenues largely from sponsored segments. Advertising revenues have grown since the Company's initial public offering in December 1995 and the relaunch of the station in April 1996 as a Western-oriented, entertainment channel. Barter revenue for the period was approximately $225,000 compared to negligible barter revenues in the earlier period. Prior to December 31, 1995, the Company was in its development stage.

   Other operating costs and expenses, including amortization of deferred program costs, increased by $1,737,261 to $2,415,859 in the six months ended December 31, 1996 from $678,598 in the six months ended December 31, 1995. This increase reflects the higher programming and production costs inherent in an entertainment station compared to the music, sponsored segment and civic formats of the earlier period.

   Amortization of broadcast license costs of $211,526 and $199,462 for the two periods, respectively, reflects the amortization of the initial costs of the licenses over the remaining life of the licenses ending in July 2000.

   Selling, general and administrative expenses increased $584,715 to $1,428,982 for the six months ended December 31, 1996 from $844,267 in the six months ended December 31, 1995. This increase reflects larger sales and management staff and a new headquarters building.

   Interest and other income increased by $144,011 to $146,968 for the six months ended December 31, 1996 from $2,957 for the six months ended December 31, 1995. This increase is primarily attributable to interest earned on the proceeds of the Company's initial public offering in December 1995.

   Interest expense decreased $176,118 to $78,588 for the six months ended December 31, 1996 from $254,706 for the six months ended December 31, 1995. Interest expenses declined primarily due to the repayment of $1,060,000 of investor notes in January 1996 from a portion of the proceeds of the Company's initial public offering.

   Thus far, a majority of operating expenses have been paid for with funds raised from investors rather than from money derived from sales. In April 1997, the Company contracted with a Hungarian securities broker to offer the equivalent of up to 1,500,000 shares of common stock on a "best efforts" basis, with the securities to be listed on the Budapest Stock Exchange. In the event that this offering is not completed, the Company would need to seek alternative sources of financing to fund the continued development and operation of the Company.

 Year ended June 30, 1996 compared to period ended June 30, 1995

   The period ended June 30, 1995 is limited to nine months as the station began operations in September 1994. The Company began its operations in May and June 1995 when it acquired predecessor companies. It was in the development stage through December 31, 1995 and operated at a low level prior to the station's relaunch in April 1996. Accordingly, the results for the year ended June 30, 1996 are not comparable to the nine-month period ended June 30, 1995.

   Recognizing the limitations noted above, revenues were $672,108 and $72,043 for the fiscal year ended June 30, 1996 and the period ended
June 30, 1995, respectively. Operating and selling, general and administrative expenses were $4,351,869 and $560,393 for the fiscal year ended June 30, 1996 and the period ended June 30, 1995, respectively. Net loss after minority interest was $4,149,682 and $560,333 for the fiscal year ended June 30, 1996 and the period ended June 30, 1995, respectively.

   Net cash used in operating activities was $3,223,645 and $115,998 for the fiscal year ended June 30, 1996 and the period ended June 30, 1995, respectively. Cash provided by financing activities was $5,242,270 and $2,703,785 for the fiscal year ended June 30, 1996 and the period ended June 30, 1995, respectively. The more recent fiscal year reflects the Company's initial public offering in December 1995, while the earlier period reflects private placements of debt and equity.

   In March 1997, the Company changed it fiscal year to a calendar year to follow the practices of other broadcasters and to match the reporting periods for its Hungarian subsidiaries. Statement of Accounting Standards No. 128, "Earnings Per Share," is effective for periods after December 15, 1997, including interim periods. The Company intends to adopt SFAS 128 for the first quarter ended March 31, 1997. The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation." Accordingly, no compensation cost has been recognized for the Company's Stock Option Plan.

Liquidity and Capital Resources

   The Company has historically derived its cash for capital expenditures, working capital and operations primarily from the sale of securities to and borrowing from investors. As the broadcasting station has established itself in the market and as its broadcasting reach has expanded through satellite-to-cable distribution, the Company's revenues and cash flows have risen significantly, so that currently a majority of cash needed to operate the Company is derived from operations. Management believes that this growth in revenues will continue and that within the next few months the Company will generate more cash than is needed to pay for its operating costs.

   Net cash used in operating activities were $1,531,455, $3,223,645 and $115,998 for the six months ended December 31, 1996, the fiscal year ended June 30, 1996 and the period ended June 30, 1995, respectively. Starting in Spring 1996, the Company made significant expenditures in providing an entertainment format and, beginning Fall 1996, in gaining satellite-to-cable distribution. Only in recent months have revenues grown significantly to offset most of these expenditures.

   Accounts receivable as of December 31, 1996 were $605,826, an increase of $414,111 or 216% compared to $191,715 as of June 30, 1996. This reflects the high rate of sales growth in the Company. Sales in November and December 1996 were 76.8 million forints, up 53.9 million forints or 235% from 22.9 million forints in May and June 1996.

   As the Company gains maturity and begins to generate cash flow in excess of its operating requirements, the need to raise funds from investors will end. Most of the proceeds of future offerings will be used for acquisitions and expansion into other businesses. Management believes that the television broadcasting operation will, in the next few months, begin to generate positive cash flow.

   The Company has only limited capital spending requirements. It rents its operations building. While its studio equipment also is rented, the Company intends to purchase its current equipment, or other similar equipment, at advantageous prices. The Company purchases its programming in advance, but these programming contracts tend to be of short duration.

   From its inception through November 1995, the Company sold 1,647,500 shares of Common Stock in a series of private transactions for proceeds of $1,913,622, net of issuance costs and, in addition, issued promissory notes in the aggregate amount of $2,120,000. In December 1995, 220,000 shares owned by three officers of the Company were contributed to the Company for no consideration.

   In December 1995, the Company completed an initial public offering with proceeds of $4,995,338, net of underwriting commissions and expenses.

   In September 1996, the Company sold 100,000 units of convertible preferred stock and warrants for proceeds of $329,972, net of issuance costs.

   In February 1997, the Company sold in a secondary public offering 426,500 units of convertible preferred stock and warrants for proceeds of $3,292,138, net of underwriting commissions and expenses.

   The Company believes that its existing cash balance, cash from future operations and the proceeds from a planned securities offering will be sufficient to fund the Company's operations for the next twelve months. However, there is no assurance that the planned offering will be consummated, or that revenues will increase as expected. If the planned offering is delayed or canceled, the Company may need to raise funds from financial institutions or from other investors.

   In particular, the Company has notes from investors that are due on
June 30, 1997 of approximately $1,060,000.   The Company plans to repay
these notes out of proceeds of the planned offering mentioned above, or from financing from other sources.

Foreign Currency

   The Company's broadcasting operations in Hungary incur both revenues and operating expenses in Hungarian forints. A portion of the Company's expenses, primarily programming, is denominated in United States dollars. Asset and liability accounts are translated from Hungarian forints into United States dollars at the period-end exchange rate; income and expense accounts are translated at the average exchange rate for the period. The resulting translation adjustment is reflected as a separate component of stockholders' equity. Currency translation adjustments relating to transactions of the Company and its subsidiaries in currencies other than the functional currency of the entity involved are reflected in the operating results of the Company.

   The Company does not hedge against foreign currency exchange risks.

Subsequent Events

   Since December 31, 1996, a number of events have occurred as described below.

   In February 1997, the Company, in a public securities offering, sold 426,500 Units of one share of convertible preferred stock and one common stock purchase warrant for net proceeds to the Company of $3,292,138.

   In April 1997, Imre Kovats, Executive Vice President and Director and Frank
R. Cohen, Secretary, Treasurer and Director resigned from their positions with the Company to assume executive responsibility with another company. James H. Season, Chief Financial Officer, was appointed Treasurer and elected a Director. Ronald Scott Moss was appointed Secretary.

   In April 1997, the Company purchased 80% of Studio II., Ltd., a Budapest-based animation studio. The company was purchased from Peter E. Klenner, President of the Company, for $743,819.

   In April 1997, the Company contracted with a Hungarian securities broker to sell, with another Hungarian investment firm, on a "best efforts" basis up to 1,500,000 Global Depository Receipts ("GDR's") of the Company. Each GDR represents one share of the Company's common stock. It is planned that the GDR's will be listed on the Budapest Stock Exchange in the "Listed B Category."

     In April 1997, the Company was notified by Nethold Central Europe BV that Nethold wished to reduce its business activities in Hungary and that it proposed to negotiate a termination of its contract with the Company as early as July 31, 1997. It offered to work with the Company to find alternative transmission sources and to provide a lump sum payment to reimburse the Company for all direct and indirect costs caused by Nethold's desire to terminate or modify this contract. The Company expects Nethold to honor its contractual commitments. Should Nethold breach its contract, the Company has a number of alternative sources of satellite broadcasting to continue service without interruption.

Cautionary Statement for Purposes of the "Safe Harbor" Provision of the
             Private Securities Litigation Reform Act of 1995

     Except for historical information provided in the Management's Discussion and Analysis, statements made throughout this document are forward-looking and contain information about financial results, economic conditions, trends and known uncertainties. The Company cautions the reader that actual results could differ materially from those expected by the Company, depending on the outcome of certain factors (some of which are described with the forward-looking statements) including: 1) heightened competition, particularly price competition, reducing margins; 2) slower growth than expected in the market for television advertising in Hungary and (3) the Company's ability to raise additional financing.

Item 7 Financial Statements

             HUNGARIAN BROADCASTING CORP.


                 Financial Statements
                       Contents



Reports of Independent Accountants......................    F-2
                                                            F-3


Consolidated balance sheets as of December 31, 1996,
 June 30, 1996 and 1995 ................................    F-4


Consolidated statements of operations for the six
 months ended December 31, 1996, for the year ended
 June 30, 1996 and for the period from September 14,
 1994 (date of inception) through June 30, 1995.........    F-6


Consolidated statements of stockholders' equity for
 the period September 14, 1994 (date of inception)
 through June 30, 1995, for the year ended June 30,
 1996 and for the six months ended December 31, 1996....    F-6


Consolidated statements of cash flows for the six
 months ended December 31, 1996, for the year ended
 June 30, 1996 and for the period from September 14,
 1994 (date of inception) through June 30, 1995.........    F-7


Notes to consolidated financial statements for the
 six months ended December 31, 1996 and for the year
 ended June 30, 1996 ...................................    F-8-
                                                            F-17

           REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors
 and Stockholders of Hungarian Broadcasting Corp.

     We have audited the accompanying consolidated balance sheets of Hungarian Broadcasting Corp. and subsidiaries (the "Company") as of December 31,1996 and June 30, 1996, and the related consolidated statements of operations, stockholders' equity and cash flows for the period July 1, 1996 through December 31, 1996 and for the year ended June 30, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. The financial statements of the Company as of June 30, 1995 were audited by other auditors whose report dated August 30, 1995 (and December 19, 1995, as to notes 5 and 12) included an explanatory paragraph that described two restatements.

     We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the December and June 1996 consolidated financial statements referred to above present fairly, in all material respects, the financial position of Hungarian Broadcasting Corp., as of December 31, 1996 and June 30, 1996, and the results of its operations and its cash flows for the period and the year then ended in conformity with generally accepted accounting principles in the United States.



COOPERS & LYBRAND

Budapest, Hungary
April 11, 1997

             INDEPENDENT AUDITOR'S REPORT

The Board of Directors
Hungarian Broadcasting Corp.

     We have audited the accompanying consolidated balance sheet of Hungarian Broadcasting Corp. (a development stage company) as of June 30, 1995, and the related consolidated statements of operations, stockholders' equity and cash flows for the period September 14, 1994 (date of inception) through June 30, 1995. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

     As explained in Note 5, the financial statements have been restated to reflect the revised amortization charges to operations of deferred financing costs and original issue discount resulting from a change in the terms of the Bridge Notes Payable. Under the new terms, 50% of the Notes will be paid from the proceeds of this public offering, and the balance is due on June 30, 1997.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Hungarian
Broadcasting Corp., at June 30, 1995, and the consolidated results of its operations and its cash flows for the period
September 14, 1994 (date of inception) through June 30,
1995, in conformity with generally accepted accounting principles.



                              Todman & Co., CPAs, P.C.

New York, New York
August 30, 1995 (as to note 5 and 12
the date is December 19, 1995)

                     HUNGARIAN BROADCASTING CORP.

                      CONSOLIDATED BALANCE SHEETS
                      AS OF DECEMBER 31, 1996,
                        JUNE 30, 1996 AND 1995



                              A S S E T S


                                   December 31            June 30
                                   -----------     --------------------
                                      1996          1996          1995
                                      ----          ----          -----

Current Assets:
  Cash and cash equivalents....... $  375,823      $1,462,379   $  295,006
  Accounts receivable, net of
   allowance of $28,546,
   $82,536 and $0 ................    605,826         191,715       87,598
  Value added tax
     receivable...................         --         123,175       83,429
  Program rights costs, net of
     accumulated amortization of
     $236,000 and $250,000........  1,142,000         500,000           --
  Prepaid expenses and other
     current assets...............    117,331          42,383        5,000
                                    ---------     -----------     --------
           Total current assets...  2,240,980       2,319,652      471,033
                                    ---------     -----------     --------
Investments.......................         --             653           --
Plant, property and equipment,
 net of accumulated depreciation
 of $44,080, $14,067 and $7,310...    443,633         136,296       58,562
Broadcast license costs, net
 of accumulated amortization
 of $669,931, $458,405 and
 $35,453.........................   1,480,583       1,692,109    2,115,061
Deferred financing and other
 intangibles, net of accumulated
 amortization of $28,870, $98,460
 and $46,655.....................      46,329         103,341      146,079
Other............................      89,680              --           --
                                   ----------      ----------   ----------
            Total assets.........  $4,301,205      $4,252,051   $2,790,735
                                   ==========      ==========   ==========

                     LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Current portion of notes
    payable......................  $1,867,700       $  975,412   $  959,156
  Accounts payable.............       763,821          479,047      264,112
  Accrued expenses.............       387,844          129,271       89,627
  Due to related parties.......     1,731,737          644,720      495,995
  Other........................        60,852           41,307       47,424
                                   ----------       ----------   ----------
           Total current
             liabilities.........   4,811,954        2,269,757    1,856,314
                                   ----------       ----------   ----------
Notes payable, less current
  portion........................          --               --      890,839
Minority interest................          --           40,326           --
                                   ----------       ----------    ---------
           Total liabilities.....   4,811,954        2,310,083    2,747,153
                                   ----------       ----------    ---------
Commitments and contingencies
  (Note 12)......................
Stockholders' equity
  Preferred stock, $.001 par value-
   shares authorized 5,000,000;
   issued and outstanding 100,000         100               --           --
  Common stock, $.001 par value-
   shares authorized 15,000,000;
   issued and outstanding
   2,583,600, 2,583,600
   and 1,265,000 ................       2,583            2,583        1,265
  Additional paid-in capital....... 7,119,001        6,789,029      862,545
  Accumulated deficit..............(7,758,648)      (4,980,040)    (830,358)
  Cumulative translation adjustment   126,215          130,396       10,130
                                   ----------        ---------   ----------
           Total stockholders'
             equity..............    (510,749)       1,941,968       43,582
                                   ----------        ---------   ----------
           Total liabilities and
              stockholders'
              equity............   $4,301,205       $4,252,051   $2,790,735
                                   ==========       ==========   ==========

              The accompanying notes are an integral part of these
                        consolidated financial statements.

                     HUNGARIAN BROADCASTING CORP.

                CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE SIX MONTHS ENDED DECEMBER 31, 1996,
      FOR THE YEAR ENDED JUNE 30, 1996  AND FOR THE PERIOD FROM
      SEPTEMBER 14, 1994 (DATE OF INCEPTION) THROUGH JUNE 30,1995




                             Six months ended       Year ended      Period ended
                               December 31           June 30        June 30, 1995
                             ----------------       ----------      -------------
                                  1996                1996              1996
                                  ----                ----              -----

Net revenues................  $ 1,239,418          $  672,108          $  72,043
Expenses
Other operating costs
 and expenses...............    1,679,859           2,038,828            185,469
Amortization of deferred
 program costs..............      736,000             250,000                 --
 Amortization of broadcast
  license costs.............      211,526             423,052             35,453
Selling, general and
 administrative expenses....    1,428,982           1,639,989            339,471
                               ----------          ----------           --------
                                4,056,367           4,351,869            560,393
                               ----------          ----------           --------
Operating loss..............   (2,816,949)         (3,679,761)          (488,350)
Interest and other income...      146,968              49,671              2,327
Interest expense............      (78,588)           (481,238)           (74,310)
Foreign currency exchange
 rate loss..................      (30,039)                 --                 --
Net loss before minority
 interest...................   (2,778,608)         (4,111,328)          (560,333)
Minority interest...........           --             (38,354)                --
                               ----------          ----------          ---------
Net loss....................  $(2,778,608)        $(4,149,682)        $ (560,333)
                               ==========          ==========          =========
Net loss per share..........  $     (1.08)        $     (2.01)        $    (0.39)
Weighted average number of
 common shares outstanding..    2,583,600           2,067,008          1,427,500



              The accompanying notes are an integral part of these
                        consolidated financial statements.

                     HUNGARIAN BROADCASTING CORP.

           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
        FOR  THE PERIOD SEPTEMBER 14, 1994 (DATE OF INCEPTION)
     THROUGH JUNE 30, 1995, FOR THE YEAR ENDED JUNE 30, 1996 AND
              FOR THE SIX MONTHS ENDED DECEMBER 31, 1996

                                                                Additional                Currency     Total
                          Preferred  Stock    Common    Stock    paid-in    Accumulated  translation stockholders'
                          Shares     Amount   Shares   Amount    capital      deficit    adjustment   equity
                          --------   ------   ------   ------    ---------  -----------  ----------- -------------
Initial issuance of
 common stock--
 Sept. 1994.............             $        850,000  $  850    $  7,650    $            $          $    8,500
Sale of common stock to
 private placement
 investors--Nov.
 and  Dec. 1994.........                      265,000     265     405,045                               405,310
Issuance of common
 stock--March 1995......                      150,000     150     449,850                               450,000
Cumulative losses
 incurred by acquired
 subsidiaries attributable
 to minority interest...                                                       (270,025)               (270,025)
Net losses for period...                                                       (560,333)               (560,333)
Foreign currency
 translation
 adjustment.............                                                                    10,130       10,130
                                            ---------  ------   ---------     ---------   --------      -------
Balance,  June 30, 1995.                    1,265,000   1,265     862,545      (830,358)    10,130       43,582
 Issuance of common stock-
  July 1995............                       182,500     182     499,818                               500,000
Issuance of common stock-                     200,000     200     549,612                               549,812
  Aug. 1995............
Shares contributed by
 officers for cancellation-                  (220,000)   (220)        220                                    --
 Dec.  1995............
Initial public offering
 in Dec.  1995.........                     1,150,000   1,150   5,990,590                              5,991,740
Public offering costs..                                        (1,150,286)                            (1,150,286)
Exercise of warrants
 during year...........                         6,100       6      36,530                                 36,536
Foreign currency
 translation
 adjustment............                                                                    120,266       120,266
Net loss...............                                                      (4,149,682)              (4,149,682)
                                            ---------  ------   ---------   -----------   --------    ----------
Balance,  June 30, 1996                     2,583,600   2,583   6,789,029    (4,980,040)   130,396     1,941,968

Issuance of preferred
  stock................    100,000   100                          329,972                                330,072
Net loss for
 period................                                                      (2,778,608)              (2,778,608)
Foreign currency
 translation
 adjustment............                                                                     (4,181)       (4,181)
                           --------  ----   ---------   ------  -----------  ----------   --------    ----------
Balance,  December 31,
 1996..................    100,000   $100   2,583,600  $ 2,583 $ 7,119,001  $(7,758,648)  $126,215      (510,749)
                           --------  ----   ---------   ------  ----------   ----------   ---------   ----------



              The accompanying notes are an integral part of these
                        consolidated financial statements.

                     HUNGARIAN BROADCASTING CORP.

                CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE  SIX MONTHS ENDED DECEMBER 31, 1996,
       FOR THE YEAR ENDED JUNE 30, 1996 AND FOR THE PERIOD FROM
     SEPTEMBER 14, 1994 (DATE OF INCEPTION) THROUGH JUNE 30, 1995





                             Six months ended       Year ended      Period ended
                               December 31           June 30        June 30, 1995
                             ----------------       ----------      -------------
                                  1996                1996              1996
                                  ----                ----              -----

Cash flows from operating
 activities:
Net loss...................     $2,778,608          $(4,149,682)      $ (560,333)
                                 ---------          -----------        ---------
Adjustments to reconcile
 net loss to net cash used
 in operating activities:

    Amortization of
     intangibles...........      1,044,264              724,757          249,103
    Provision for doubtful                                                    --
     accounts..............         82,253               82,536
    Depreciation...........         30,913               13,798            1,786
    Foreign exchange losses.        30,039              120,266               --
 Changes in operating assets
   and liabilities:
    Increase in accounts
     receivable............       (513,874)            (186,653)         (87,598)
    (Increase)decrease in
    VAT receivable.........        169,905              (39,746)         (83,429)
    Increase in prepaid
     expenses and other
     current assets........        (76,902)             (37,383)          (5,000)
    Increase in other
     assets................        (89,680)                  --               --
    Increase in accounts
     payable...............        505,467              214,935          264,112
    Increase in accrued
     expenses..............        283,362               39,644           89,627
    Increase(decrease) in
     other liabilities.....       (218,594)              (6,117)          15,734
                                 ---------          -----------        ---------
 Net cash used in operating
  activities...............     (1,531,455)          (3,223,645)        (115,998)
                                 ---------          -----------        ---------
Cash flows from investing activities:
   Payment for broadcast
    license cost...........             --                   --       (2,146,744)
   Purchase of plant, property    (346,054)             (91,532)        (105,872)
    and equipment
   Payment for organizational
    costs..................             --                   --          (40,165)
   Purchase of investments.             --                 (653)              --
   Purchase of program
    rights costs...........       (611,899)            (750,000)              --
   Net increase in deferred
    financing costs........             --               (9,067)              --
                                 ---------          -----------        ---------
   Net cash used in investing
    activities.............       (957,953)            (851,252)      (2,292,781)
                                 ---------          -----------        ---------
Cash flows from financing activities:
   Increase in advances
    from related parties...        178,070              148,725          160,285
   Proceeds from issuance
    of common stock........             --            5,927,802          458,500
   Proceeds from issuance
    of preferred stock.....        450,000                   --               --
   Proceeds from issuance
    of notes payable.......        850,000                   --        2,120,000
   Payments of notes payable,
    net of issue discount..             --             (874,583)              --
   Payments for offering
    costs..................        (69,926)                  --          (35,000)
   Increase in liability
    to minority
    stockholders...........             --               40,326               --
                                 ---------          -----------        ---------
 Net cash provided by
  financing activities.....      1,408,144            5,242,270        2,703,785
                                 ---------          -----------        ---------
Effect of exchange rate
 changes on cash and
 cash equivalents                   (5,292)                  --              --
Net change in cash and
 cash equivalents.........      (1,086,556)           1,167,373          295,006
                                 ---------          -----------        ---------
Cash and cash equivalents
 at beginning of period...       1,462,379              295,006               --
                                 ---------          -----------        ---------
Cash and cash equivalents
 at end of period.........    $    375,823         $  1,462,379      $   295,006
                                ==========          ===========       ==========

Supplemental disclosures of
 cash flow information:
Cash paid during the period for:
   Interest paid..........    $          0         $     64,118
Noncash investing and
 financing activities:
   Capitalized program rights
    costs payable in
    installments
    through
    December 1997.........    $   768,000          $          0



              The accompanying notes are an integral part of these
                        consolidated financial statements.

             HUNGARIAN BROADCASTING CORP.

      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   Organization and Business

     Hungarian Broadcasting Corp. (the "Company") which was incorporated in the State of Delaware on September 14, 1994, was organized to acquire interests in companies that have commercial broadcasting licenses to own, develop, expand and operate television stations in Hungary. The Company operates in Hungary through a wholly-owned subsidiary known as HBC (Hungary) Kft. ("HBC) which was organized in November 1994. On June 16, 1995, the Company acquired a 90% interest in VI-DOK Video es Filmgyarto studio Kft. ("VI-DOK") for $240,000, and on May 30, 1995 an 80%
interest in DNTV Kft. ("DNTV") for $176,000, two Hungarian companies (the "Licensees") which had been granted television licenses by the Hungarian Cultural Ministry in April 1994 to broadcast over Budapest Channel AM-micro A3 ("A3") from July 1, 1994 through July 1, 2000.
Broadcasting on A3 commenced in September 1994. The acquisitions were accounted for as purchases and, accordingly, the purchase price was allocated to the assets acquired and the liabilities assumed based on their fair market values. The excess of the purchase price over the fair value of net assets acquired is classified as broadcast license costs. The Licensees effectively ceased operations shortly after their acquisition and the Company's wholly-owned subsidiary HBC continued the broadcasting thereafter. In September 1996, the Company renamed its station "M SAT." In December 1996, both VI-DOK and DNTV were converted from Kft. s to Rt. s, a corporate structure for larger companies in Hungary, in order to meet requirements of Hungarian media legislation.

     From the date of inception through September 30, 1995, the Company's consolidated financial statements reflected nominal revenues and the Company was considered to be in the development stage. In management's opinion, the Company emerged from the development stage during the three months ended December 31, 1995.

     The operations of the Company are essentially in Hungary where the majority of revenues and expenditures are incurred. At December 31, 1996 and June 30, 1996, respectively, 62% and 54% of total assets, and 24% and 35% of total liabilities of the Company were maintained in the Company's Hungarian subsidiaries accounts.

2.   Summary of Significant Accounting Policies
     The preparation of the financial statements in
conformity with generally accepted accounting principles
requires management to make estimates and assumptions that
affect the reported amounts of assets and liabilities and
disclosure of contingent assets and liabilities at the date
of the financial statements and the reported amounts of
revenues and expenses during the reporting period.   Actual
results could differ from those estimates.

     (a) Principles of Consolidation
     The accompanying consolidated financial statements include the accounts of the Company and all its subsidiaries
(which are all majority owned and in which the Company has control over operations). All material intercompany transactions and balances have been eliminated in consolidation.

     The subsidiaries of the Company are as follows:

           Name       Country of Incorporation  Percentage Owned
          -------     ------------------------  ----------------
          HBC Kft              Hungary              100%
          VI-DOK Rt            Hungary               90%
          DNTV Rt              Hungary               80%


     (b)  Fiscal Year
          Effective March 14, 1997, the Company changed its fiscal year-end from June 30 to December 31.

     (c)  Revenue Recognition
          Revenue results primarily from the sale of advertising time. Advertising revenue is recognized at the time the commercials are broadcast.

             HUNGARIAN BROADCASTING CORP.

     (d)  Barter Transactions
          Revenue from barter transactions (television advertising time provided in exchange for goods and services) is recognized when commercials are broadcast; merchandise or services received are charged to expense (or capitalized, as appropriate) when received or used. The Company records barter transactions at the estimated fair market value of the services and merchandise received unless not readily determinable in which case the transaction is recorded at the estimated fair market value of the advertising time provided. If services or merchandise is provided prior to the broadcast of a commercial, a liability is recorded. Likewise, if a commercial is broadcast first, a receivable is recorded. There were no barter gains or losses, receivables or payables at December 31, 1996 and June 30, 1996.

     (e)  Program and Film Rights
          Program and film rights acquired under license agreements and the related obligations incurred are recorded as assets and liabilities when the license period begins, the cost of each program is determinable, and the program is available for telecast. The capitalized costs are amortized using the straight-line method based upon the estimated period of usage ranging from nine to fifteen months.
Program rights are reported at the lower of unamortized cost or estimated net realizable value.

     (f)  Production Costs
          Production costs for self-produced programs are capitalized and expensed when the program is first broadcast, except where the program has potential to generate future revenues. In that case, production costs are capitalized and amortized on the same basis as programming obtained from third parties.

     (g)  Property, Plant and Equipment
Property, plant and equipment are stated at cost. Depreciation is recorded following a straight-line method over the estimated useful lives of the assets, which is five years for television broadcasting and production equipment, three to five years for office equipment and fixtures and fittings and five years for automotive equipment. The Company reviews for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company evaluates recoverability using an undiscounted cash flow approach over the remaining life of the assets. Leasehold improvements are amortized over the life of the lease or the related asset, whichever is shorter. When assets are retired or disposed of, the costs and accumulated depreciation or amortization are removed from the respective accounts and any related gain or loss is recognized. Maintenance and repairs are charged to expense when incurred. Significant expenditures, which extend useful lives of assets, are capitalized.

     (h)  Broadcast License Costs
     The costs of acquiring licenses to broadcast are capitalized and amortized over the life of the related licenses. Broadcast license costs acquired for $2,150,514 are being amortized over the life of the relevant licenses which terminate in July 2000. Broadcast license costs are reported at the lower of unamortized cost or estimated net realizable value.

     (i)  Income Taxes
  The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109,
"Accounting for Income Taxes" ("SFAS No. 109"). This
Statement requires a liability approach for measuring deferred taxes based on temporary differences between the financial statement and income tax bases of assets and liabilities existing at each balance sheet date using enacted rates for the years in which the taxes are expected to be paid or recovered.

     (j)  Deferred Financing Expenses
Deferred financing expenses represent the costs associated with the debt portion of a consummated private placement financing and are being amortized on a straight-line basis over the expected term of the related borrowing.

             HUNGARIAN BROADCASTING CORP.

     (k)  Foreign Currency Translation
          The functional currency is the United States dollar for the Company and the Hungarian forint for its three Hungarian subsidiaries. Assets and liabilities in foreign currencies are translated to each company's functional currency using the corresponding exchange rate in effect at the balance sheet date with any resulting gain or loss included in net income. Assets and liabilities of the subsidiaries are translated into the reporting currency (U.
S. dollar) using the rate in effect at the balance sheet date and equity accounts using the historical rate. The statement of operations and cash flows are translated using the weighted average rate in effect for the period. Gains and losses from these transactions are recorded as a separate component of stockholders' equity. Gains and losses resulting from transactions by the companies in currencies other than their functional currency are included in net income.

     (l)  Cash Equivalents
          The Company classifies as cash equivalents all highly liquid investments with a maturity of three months or less at the time of purchase.

     (m)  Dividend Policy
          The Company has never paid and does not
anticipate paying any cash dividends on its common stock in the foreseeable future. The Company is dependent upon payment of dividends by its Hungarian subsidiaries as the source of its own dividends. Dividends are payable to foreign investors such as the Company in forints, which may be converted into U. S. dollars at the official rate of exchange set by the National Bank of Hungary. At December
31, 1996, there were no significant distributable reserves in the Hungarian subsidiaries of the Company.

          In 1996 and in February 1997, the Company issued shares of Series A Convertible Cumulative Redeemable Preferred Stock. The Company may pay dividends on this Preferred Stock either in cash or in shares of Common Stock. For the foreseeable future, the Company intends to make payments on these securities in shares of Common Stock.

     (n)  Concentrations of Credit Risk
          Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of temporary cash and trade receivables. The
Company places its temporary cash and investments with high quality financial institutions. At times, demand deposits and cash equivalents may be in excess of the FDIC and National Depository Insurance Fund in Hungary insurance limits. Concentration of credit risk with respect to trade receivables are significant due to the Company's largest advertising customer representing approximately 27% and 10% of total revenue and 25% and 24% of total receivables at December 31, 1996 and June 30, 1996, respectively.
Generally, the Company does not require collateral or other security to support contract receivables.

     (o)  Loss Per Share
          Net loss per share has been calculated based on the weighted average number of common shares and, as appropriate, dilutive common stock equivalents outstanding for the periods.

          Average common equivalent shares for stock options and Common Stock Purchase Warrants were not included as the effect would be antidilutive for loss periods. Fully dilutive per-common-share amounts relating to the Company's Convertible Preferred Stock are not applicable to loss periods.

     (p)  Litigation
     The Company provides for contingent liabilities in connection with pending legal matters when losses are both probable and estimable.

     (q)  Reclassifications
     Certain reclassifications were made to prior period amounts to conform to current period classifications.

     (r)  Change in Accounting Standards
     Statement of Financial Accounting Standards No. 128, "Earnings Per Share," is effective for periods ending after December 15, 1997, including interim periods. This statement simplifies the existing computational guidelines, revising the disclosure requirements, and increasing the comparability of earnings per share data on an international basis. The Company intends to fully adopt SFAS 128 for the first quarter ended March 31, 1997, but has not yet determined the impact of this statement.

             HUNGARIAN BROADCASTING CORP.

3.   VAT Receivable/Payable

     Value-added taxes paid in Hungary for which a reimbursement claim was submitted by the Company, have been included in current assets. When at a period close VAT balances net to a payable, such balances are included in current liabilities.

     4.   Property, Plant and Equipment

          Property, plant and equipment consists of the following:


                               December 31         June 30
                                   1996              1996
                               -----------         --------

Television broadcasting
 and production equipment       $133,709          $  7,010
Office equipment, fixtures
 and fittings                    160,457            70,371
Leasehold improvements           186,278            65,338
Vehicles                           7,269             7,644
                                 -------           -------
                                 487,713           150,363
     Less:  Accumulated
           depreciation           44,080            14,067
                                 -------            ------
                                $443,633          $136,296

5.   Provision for Income Taxes

     The Company and its subsidiaries had approximate cumulative deferred tax assets of $1,810,000 and $1,050,000 at December 31, 1996 and June 30, 1996, respectively, arising from net operating losses from the current and prior periods and provisions for bad debt. The cumulative net operating losses of $7,450,269, at December 31, 1996, since the Company's inception can be carried forward and applied to reduce taxable income in the future. There are no deferred tax liabilities to be offset by those future tax deductions, the future tax deductions cannot be realized by loss carryback because no taxes have been paid, and the companies have had pretax losses since their inception. Therefore, as there is not sufficient positive evidence, as defined by SFAS 109, to overcome the negative evidence discussed above regarding the recordability of the deferred tax assets, the Company has fully provided for the deferred tax asset of $1,810,000 and $1,050,000 at December 31, 1996 and June 30, 1996, respectively.

6.   Notes Payable

     From November 1994 through March 1995, the Company sold (in a private placement) units consisting of $2,120,000 aggregate principal amount of unsecured promissory notes and 265,000 shares of common stock for an aggregate purchase price of $2,120,000. The Company incurred $153,789 of financing expenses relating to the private placement, of which $122,100 and $31,689 has been allocated to debt and equity, respectively. The $153,789 includes legal fees of $28,200 paid to the Company's secretary/stockholder. The notes bear simple interest at 6% per annum and were originally due upon the earlier of December 31, 1995 or the successful consummation of the initial public offering, which was rescinded during November 1995 (See Note 12). The revised terms require that only one-half of the notes were due upon the earlier of December 31, 1995 or the successful consummation of the subsequent initial public offering. The balance of the notes are due on June 30, 1997. Consequently, the amortization expense relating to the original issue discount and deferred financing expenses were recomputed over the revised expected term of the notes. Total original issue discount of $437,000 (an imputed interest rate of 19% per annum) has been recorded and is being amortized over the expected term of the notes, along with the $122,100 of financing expenses related to the debt portion of the private placement. The remaining unamortized original issue discount and deferred financing expenses totaled $42,294, and $11,820 and $84,588 and $23,640, respectively, as of December 31, 1996 and June 30, 1996. During January 1996, $1,060,000 of the notes were repaid.

     The balance of the notes payable were $1,867,700 and $975,412 at December 31, 1996 and at June 30, 1996,
respectively, including the unamortized portion of the original issue discount of $42,294 and $84,588, respectively.

     In December 1996, the Company borrowed $850,000 by issuing promissory notes payable upon the earlier of one year from the date of issuance or the consummation of a public offering of securities by the Company with interest at 18% per annum. These notes are collateralized by a pledge of 370,000 shares of common stock owned by the President of the Company, Peter E. Klenner, and 30,000 shares owned by Frank R. Cohen, Treasurer of the Company at that time. In February 1997, these borrowings were repaid from proceeds of a public offering by the Company.

             HUNGARIAN BROADCASTING CORP.

7.   Units: Preferred Stock and Common Stock Purchase
Warrants

     In September 1996, the Company sold 100,000 shares of Series A Convertible Cumulative Redeemable Preferred Stock ("Preferred Stock") for $450,000 in a private offering. Subsequently, the Company agreed to issue (for no additional consideration) 100,000 Common Stock Purchase Warrants to the purchasers in such offering on the basis of one warrant for each share of Preferred Stock purchased in order to permit the purchasers to own and offer Units identical to those being offered by the Company in a public offering in the first quarter of 1997. Proceeds of the private placement were $329,972, net of issuance costs. Each share of Preferred Stock is convertible into two shares of Common Stock and is entitled to cumulative annual dividends of $1.20 payable on September 15 of each year. The Company may, at its option, pay dividends in shares of Common Stock, in lieu of cash. The Preferred Stock is redeemable by the Company at the redemption price of $12 per share plus accumulated dividends, but only after the closing price of the Common Stock equals or exceeds $10 per share for 20 of 30 consecutive trading days prior to the redemption notice. Shares of Preferred Stock are entitled to one vote per share voting together with the Common Stock. If dividends payable on the Preferred Stock have been unpaid for two dividend periods, the holders of the Preferred Stock, voting as a class, shall be entitled to elect two directors to the Board of Directors. Preferred Stock will be entitled to a preference on liquidation equal to $10 per share, plus accumulated unpaid dividends.

     Common Stock Purchase Warrants (the "Warrants") have the same terms as the Common Stock Purchase Warrants issued during the initial public offering on December 20, 1995.
Each Warrant entitles the holder to purchase until December
20, 2000 one share of Common Stock at an exercise price of $6.00. The Warrants are subject to redemption after the Units are separated at $0.25 per share provided that the closing price of the underlying Common Stock equals or exceeds $8.50 per share on at least 20 of 30 trading days prior to notice of redemption.

8.   Common Stock

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

     The Company made a public offering of 1,000,000 shares of common stock at $7 per share in November 1995. The offering was rescinded after the shares offered traded below $7 per share between the effective date and the scheduled closing date of the offering (see Note 12). The Company incurred $129,631 of expenses in connection with that offering, which were shown as deferred offering costs in the financial statements at September 30, 1995 and were charged to operations during the three months ended December 31, 1995.

     On December 20, 1995 the Company completed an initial public offering of 1,150,000 shares of its common stock at $5.00 per share and 1,610,000 redeemable common stock purchase warrants at $0.15 per warrant. Each warrant entitles the holder to purchase one share of common stock at an exercise price of $6.00 per share during the five-year period ending December 20, 2000. The warrants will be redeemable, commencing April 20, 1997. The Company also issued to the underwriter warrants for the purchase of 100,000 shares of common stock at $8.25 per share and 140,000 common stock purchase warrants at $0.225 per warrant. The proceeds of this offering amounted to $4,995,338, net of underwriting commissions and expenses.

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

9.   Stock Option Plan

     The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123,
"Accounting for Stock-Based Compensation." Accordingly, no compensation cost has been recognized for the Company's
Stock Option Plan ("the Plan").

     This Plan provides that incentive and non-qualified options may be granted to officers, employees, directors and consultants to the Company for the purpose of providing an incentive to those persons to work for the Company. Options generally vest over a period of one year. The Plan is administered by the Board of Directors. The Board of Directors determines, among other things, the persons

             HUNGARIAN BROADCASTING CORP.

to whom stock options are granted, the number of shares subject to each option, the date or dates upon which each option may be exercised and the exercise price per share. Options granted under the Plan are exercisable for a period of up to ten years from the date of the grant. Options terminate upon the optionee's termination of employment or consulting arrangement with the Company, except that, under certain circumstances, an optionee may exercise an option within the three-month period after such termination of employment. An optionee may not transfer any options except that an option may be exercised by the personal representative of a deceased optionee within the three-month period following the optionee's death. Incentive options granted to any employee who owns more than 10% of the Company's outstanding common stock immediately before the grant must have an exercise price of not less than 110% of the fair market value of all underlying stock on the date of the grant and the exercise term may not exceed five years. The aggregate fair market value of common stock (determined at the date of the grant) for which any employee may exercise incentive options in any calendar year, may not exceed $100,000. In addition, the Company will not grant a non-qualified option with an exercise price less than 85% of the fair market value of the underlying common stock on the date of the grant.

     Had compensation cost for the Company's Plan been determined based on the fair value at the grant date of awards in 1995 and 1996 consistent with the provisions of SFAS No. 123, the Company's net loss and net loss per share would have been increased to the pro forma amounts indicated below:

               Period               As reported    Pro forma
               ------               -----------    ---------
           Six months ended
           December 31, 1996
               Net loss            $(2,778,608)   $(2,929,728)
               Net loss per share  $     (1.08)   $     (1.13)

           Year ended
           June 30, 1996
               Net loss            $ (4,149,682)  $ (4,493,704)
               Net loss per share  $      (2.01)  $      (2.17)

     The effects of applying SFAS 123 in this pro forma disclosure are not indicative of future amounts. SFAS 123 does not apply to awards prior to 1995, and additional awards in future years are anticipated.

     A summary of the status of the Company's stock options as of December 31, 1996 and June 30, 1996 and changes during the periods ended on those dates is presented below:

                        Six months ended          Year ended
                       December 31, 1996         June 30, 1996
                   ------------------------   ------------------------
                   Shares    Wgtd Avg Exer.   Shares     Wgtd Avg Exer.
                                 Price                       Price
Outstanding at
 beginning of
 period            185,000     $7.91               --       $    --
Granted            285,000      5.53          225,000          7.39
Exercised               --        --               --            --
Canceled          (125,000)     9.30          (40,000)         5.00

Outstanding at
 end of period     345,000     $5.44          185,000         $7.91

Options exercisable
 at end of period       --                         --

Options available
 for future grants   5,000                    165,000

Weighted average fair
 value of options
granted during the period     $ 2.67                          $3.67

              HUNGARIAN BROADCASTING CORP.

     The fair value of each option granted during 1995 and 1996 is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions: (i) dividend yield 0%, (ii) expected volatility of 50%, (iii) 6.15% interest rate, and (iv) expected term of five years. The effects of applying SFAS 123 in this proforma disclosure are not indicative of future amounts, SFAS 123 does not apply to awards prior to 1995, and additional awards in future years are anticipated.

     The following table summarizes information about the Company's stock options outstanding at December 31, 1996 and June
30, 1996, respectively.

     Exercise prices                Options outstanding                     Options exercisable
     ---------------    --------------------------------------------    ----------------------------
                        Number        Wgtd avg exer.   Wgtd avg exer.     Number       Wgtd avg exer.
                        outstanding   remain. life         price         exercisable     price
     At December 31,
          1996
     $ 5                 195,000         4.6 yrs.         $5.00            60,000       $5.00
     $ 6                 150,000         9.5 yrs          $6.00            75,000       $6.00

     At June 30, 1996:
     $ 5                  60,000         4.5 yrs.         $5.00                --          --
     $ 9-10               125,000       10.0 yrs          $9.30                --          --


10.  Fair Value of Financial Instruments

     The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments for which it is practical to estimate that value:

     Cash and cash equivalents
     The carrying amount reported in the balance sheet for cash and cash equivalents approximates their fair values due to the short term maturity of those instruments.

     Notes payable:
     The carrying amount of the Company' s borrowings under its notes payable approximates its fair value since the imputed interest rate on the notes payable is comparable to the interest rate the Company could currently obtain on borrowings with similar terms.

11.  Related Party Transactions

     Certain officers and directors of the Company formerly controlled a company (the "related party") that purchased $800,000 of unsecured promissory notes and 100,000 shares of common stock in the November 1994 private placement (Note 6). As additional compensation, the related party received an option (which was exercised in March 1995) to purchase 150,000 shares of common stock at $3 per share and the right of first refusal for a three-year period to act as general contractor for all broadcast facilities to be built by the Company. The amount outstanding relating to the unsecured promissory notes was $400,000 as of December 31, 1996 and has been included in notes payable in the balance sheet. In addition, the related party had advanced approximately $120,000 to the Company, amounts which were repaid in January 1996. During the year ended June 30, 1996, the Company made interest free short term loans to the related party for operational purposes. The total amount outstanding relating to these loans was approximately $64,000 at December 31, 1996.

     On June 30, 1995, the minority shareholders of two of the Company's subsidiaries were owed $416,000, as a result of the Company's purchase of their stock in those subsidiaries. In February 1996, $189,800 was paid, leaving a balance due of $226,200 at December 31, 1996 and June 30, 1996. The amount due to related parties at December 31, 1996 also includes $40,000 due to an officer/director.

             HUNGARIAN BROADCASTING CORP.

     In February 1996, the Company licensed for $750,000 the exclusive Hungarian rights to certain programming for MSAT for the period April through December 1996 from Power Television Limited ("Power TV"), a company owned by Justin Bodle, a director of the Company. In July 1996, the Company agreed to license for $1,378,000 the exclusive rights to additional programming for the period October 1, 1996 through December
31, 1997 from Power TV. Amounts payable totaling $958,000 and $190,000 are included in due to related parties at December
31, 1996 and June 30, 1996, respectively.

     Beginning in July 1996, the Company hired Justin Bodle as a consultant for a two year period at a fee of 1,000 shares of non-registered common stock per month. The Company records compensation expense based on the fair value of these securities at each month-end. Compensation expense relating to these consultant services totaled $223,500 for the six month period ended December 31, 1996. The Company has fully provided for this amount as these securities have not been paid to the consultant as of December 31, 1996.

     In November 1996, an officer/director advanced $200,000 as short-term financing to the Company. As partial inducement for this loan, the Company awarded to this officer/director five year options to purchase 95,000 shares of Common Stock at $5.00 per share. The Company had approximately $201,000 outstanding in connection with this loan, including accrued interest at December 31, 1996.

     Also in November 1996, Justin Bodle was granted options to purchase 40,000 share of Common Stock at $5.00 per share as partial inducement to defer approximately $700,000 due to Power TV under the July 1996 license agreement described above.

12.  Commitments and Contingencies

     Consulting and Compensation Agreements
     The Company has various employment agreements with executives and management of the Company with terms ranging from two to five years with approximately $736,000 in total future payments.

     In January 1996, an officer/director resigned and forfeited remaining payments on an employment contract and canceled an option to purchase 40,000 shares of Common Stock. At that time, the Company agreed to pay this officer/director $144,000 if there were a change in control of the Company prior to January 17, 1998.

     As compensation to outside directors, the Company pays directors' fees equal to $2,000 per meeting, minimum of four meetings per year, and reimburses their travel and other out-of-pocket expenses. Officers do not receive any compensation for serving as directors.

Leases
     The Company has a five year lease agreement with Nethold Central Europe B.V. ("Nethold"), commencing on October 6, 1996 and extending through October 6, 2001, at a quarterly rental fee of $100,000, whereby Nethold transmits the Company's program signals by satellite throughout Hungary. In addition to the quarterly rental payments, the Company is required to provide, free of charge, advertising time with a value of $300,000 per year for the promotion of Nethold.

     The Company has a nine year lease agreement with Orion Atlantic Satellite Services ("Orion Atlantic"), commencing on August 1, 1996 and extending through August 31, 2005, at a monthly rental fee of $27,240, whereby Orion Atlantic provides the Company with space on its Satellite to transmit its broadcast signal to Nethold's uplink facilities in the Netherlands.

The Company leases office facilities in Budapest, Hungary under an operating lease, with monthly payments of $12,000, plus value added tax, expiring June 30, 2001.

                 HUNGARIAN BROADCASTING CORP.

     At December 31, 1996, the aggregate minimum rental payments required under all operating leases that had initial or remaining terms in excess of one year were as follows:

            Year              Amount
            ----              ------
            1997           $  870,880
            1998              870,880
            1999              870,880
            2000              870,880
            2001              704,042
            Thereafter       1,199,157
                             ---------
                           $ 5,386,719

     Total rent expense for all operating leases amounted to $641,538 and $762,135 for the six months and the year ended
December 31, 1996 and June 30, 1996, respectively.

   License Proceeding
     TV 3, a competitor of the Company, which was granted a six year, 24 hour per day microwave license, applied to the Ministry of Culture to overturn the grant of the Company license to the Licensees and NAP TV made on March 29, 1994 on the ground that proper procedures were not followed because the authority of the committee that awarded the licenses had expired prior to the date the licenses were granted. The Ministry of Culture denied the application and held that even if a new committee were acting, it would also have granted the licenses to that the Licensees and to NAP TV. TV 3 thereafter instituted a legal action on December 1, 1994 against the Ministry of Culture, but not against either of the Licensees, to overturn its decision in awarding the licenses in the Metropolitan Court of Budapest. At a hearing held on December 1, 1994, the Municipal Court ordered the Ministry to follow prescribed procedures and make a new decision. The Ministry appealed this decision to the Appeals Court of Budapest. On April 25, 1995, the Company received a letter from the Ministry confirming that the licenses had been granted to the Licensees and the Licensees may operate in accordance with the terms of the licenses. On November 6, 1995, the Appeals Court vacated the decision of the Metropolitan Court on the ground that no notice of the hearing had been given to the Licensees (which had not had an opportunity to appear at that hearing). The Appeals Court ruled that the only issue to be decided by the Metropolitan Court is whether the Ministry's committee was properly constituted to grant the licenses and remanded the matter for a hearing in the Fall 1996 term. In particular, the Appeals Court ruled that the Metropolitan Court does not have jurisdiction to revoke the grant of the licenses or otherwise modify the decision of the Ministry's committee and, accordingly, the Licensees may continue to operate under the licenses, pending a final determination by the Ministry committee. In its ruling dated June 24, 1996, the Metropolitan Court ruled in favor of the Company. Subsequently, TV 3 has requested a review of this matter by the Supreme Court, which is currently pending. The Company's outside legal counsel expects a confirmation of the Court's prior ruling. However, if the ruling is overturned and the Supreme Court rules that the Company's licenses are invalid, the Company intends to apply for new licenses. If these are then denied, the absence of broadcasting licenses would have a material adverse effect on the Company's financial position, results of operations and liquidity.

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

     On January 19, 1996, Starr commenced an action in the Supreme Court of New York against the Company and its former Chairman of the Board, Robert Genova, for libel and defamation of Starr's character. The Company had this action removed to the U.
S. District Court, Southern District of New York. Starr moved to remand both actions to the New York Supreme Court on the ground of lack of diversity of citizenship, which motion was granted. The Company then recommenced its action in the New York Supreme Court and consolidated its action with the Starr proceeding.

                HUNGARIAN BROADCASTING CORP.

     In March 1997, the Company and Starr dropped their actions against each other and released each other from liability.

13.  Comparison of Six Months Ended December 31, 1996 with Six
Months Ended December 31, 1995 (Unaudited)

     In March 1997, the Company changed its fiscal year-end from June 30 to December 31. The following figures for the six months ended December 31,1996 and 1995 (unaudited) for the transition period resulting from the change in fiscal year-end are for comparative purposes:



                          Six months ended      Six months ended
                          December 31 1996      December 31, 1995
                          ----------------      -----------------
                                                    (unaudited)

Net revenues..............   $ 1,239,418           $  383,671
Expenses..................
   Other operating costs
    and expenses..........     1,679,859               678,598
   Amortization of deferred
    program costs.........       736,000                    --
   Amortization of broadcast
    license costs.........       211,526               199,462
   Selling, general and
    administrative
      expenses..............   1,428,982               844,267
                             -----------            ----------
                               4,056,367             1,722,327
                             -----------            ----------
          Operating loss....  (2,816,949)           (1,338,656)

   Interest and other income     146,968                 2,957
   Interest expense.........     (78,588)             (254,706)
   Foreign currency exchange
    rate loss...............     (30,039)                   --
   Write-off of deferred
    offering costs                    --              (129,631)
                             -----------            ----------
   Net loss before minority
    interest................  (2,778,608)           (1,720,036)
                             -----------            ----------
   Minority interest........          --                    --
          Net loss.......... $(2,778,608)          $(1,720,036)
                             ===========           ===========
14.  Subsequent Events

     In February 1997, the Company in a public securities offering sold 426,500 Units of Series A Convertible Cumulative Redeemable Preferred Stock and Common Stock Purchase Warrants for $10.00 per Unit. Net proceeds to the Company after expenses from this Offering were $3,292,138. See Note 7 for a description of these securities.

     In April 1997, both Imre Kovats, Executive Vice President of the Company, and Frank R. Cohen, Secretary and Treasurer of the Company, resigned as officers and directors. Mr. Kovats was recently appointed president, and Mr. Cohen, chairman, of Hungarian Teleconstruct Corp., a provider of internet services in Hungary. Each former officer/director stated that he would not have sufficient time to devote to the Company. James H. Season, Chief Financial Officer of the Company, was elected a director and appointed Treasurer. Ronald Scott Moss was appointed Secretary.

             HUNGARIAN BROADCASTING CORP.

     In April 1997, the Company purchased 80% of Studio II.,
Ltd., a Budapest based animation studio. This company was purchased from Peter E. Klenner, President of the Company, at his cost plus a bank rate of interest. Of the total price of $743,819, $443,819 is represented by an unsecured note with annual, simple interest of 8 1/2% due December 31, 1997.

     In April 1997, the Company contracted with a Budapest-based securities broker to initiate a Hungarian Offering jointly with another Hungarian investment firm, of up to 1,500,000 Global Depository Receipts ("GDR's"). The Offering, if successful, is intended to be made on a "best efforts" basis. Each GDR represents one share of the Company's common stock. It is anticipated that the GDR's will be listed in the "Listed B Category" on the Budapest Stock Exchange. In the event that the issue is not completed, the Company would need to seek alternative sources of financing to fund the continued development and operations of the Company.

Item 8 Changes in and Disagreements with Accountants on
        Accounting and Financial Disclosure

    In April 1996, the Board of Directors of the Company selected Coopers & Lybrand, as its new independent auditor. Todman & Co., CPAs, P.C. had served as the Company's independent auditor until that time. The Company made the change because Coopers & Lybrand has an auditing staff in the Republic of Hungary, while Todman & Co., CPAs, P.C. does not. The Company believes that such a local auditing presence in Hungary will serve the Company better during its anticipated growth period. The Board of Directors approved the decision to change public accountants based on the reasons stated above. The Board of Directors did not dismiss Todman & Co., CPAs, P.C., nor did Todman & Co.,
CPAs, P.C. resign or decline to serve if reappointed. None of Todman & Co., CPAs, P.C. reports on the financial statements for any year contained an adverse opinion or disclaimer of opinion, or was qualified or modified as to uncertainty, audit scope or accounting principle. There were no disagreements with Todman & Co., CPAs, P.C. on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure in connection with the audits of the Company at any time.

PART III

Item 9.  Executive Officers and Directors of the Company

     The directors and executive officers of the Company are:

Name                    Age        Position
----                    ---        --------

Peter E. Klenner         38        President, Chief Executive
                                     Officer, and Director

James H. Season          53        Chief Financial Officer,
                                     Treasurer and Director

Justin Bodle             36        Director

Ronald Scott Moss        39        Secretary

     Peter E. Klenner, a German national, has served as President, Chief Executive Officer and a director of the Company since its inception in 1994. Mr. Klenner has also served as President, Chief Executive Officer and a director of Hungarian Teleconstruct Corp. ("Teleconstruct"), a publicly traded construction corporation from 1993 to October 1996. In February 1992, Mr. Klenner founded Hungarian Telephone and Cable Corp. ("HTCC"), an owner of local telephone exchanges, and served as President, Chief Executive Officer, and Chief Financial Officer from February 1992 until May 1995, when he resigned in order to devote his time to the Company. From June 1991 to May 1992 he served as Chairman of the Board of Montavid Engineering AG, a Budapest based building and engineering firm. Mr. Klenner attended the University of Munich. Mr. Klenner devotes 90% of his time to the affairs of the Company, with the balance of his time devoted to private investments.

     James H. Season was appointed Chief Financial Officer in August 1996. He was elected a director and appointed Treasurer in April 1997. Mr. Season was managing director of RHL Management Group, Inc. from 1990 to August 1996, which was engaged in financial consulting. From 1986 to 1990, Mr. Season was a Group Vice President and Chief Investment Officer of Golodetz Trading Corporation, an international trading firm. Prior to 1986, Mr. Season was a Managing Director of Chase Manhattan Bank, N.A. He also serves as a director of Hungarian Telephone and Cable Corp. Mr. Season holds a J.D. degree from the University of Virginia and an M.B.A. from the University of Michigan. Mr. Season devotes his full time to the affairs of the Company.

     Justin Bodle has been a director since June 1996. Since
1992, he has been managing director and owner of Power Television Limited, which specializes in distributing and licensing television programs. Power Television is the largest syndication company serving Central Europe. From 1989 to 1992, he was Managing Director and Board Member of Carat Entertainment, the largest media buying company in Europe. Prior to 1989, he was Sales Director for all of Jim Henson international productions. Mr. Bodle is a graduate of Eton and Sandhurst. Mr. Bodle devotes such time to the affairs of the Company as he deems necessary to perform his duties.

   Ronald Scott Moss was appointed Secretary in April 1997.
From 1994 to 1997, Mr. Moss was General Counsel to Integrated Media, Inc., an Internet applications developer in New York City. From 1993 to 1994, he was a consultant to the Motorola Software Group in Beijing, China. From 1988 to 1993, he was General Counsel to Total Solutions. Inc., a computer-aided-design services company in New York City. Mr. Moss graduated from the University of Miami School of Law and is admitted to practice in New York and Florida. Mr. Moss devotes his full time to the affairs of the Company.

   Imre M. Kovats, 41, of Austro-Hungarian nationality, served as Executive Vice President of the Company from March 1995 to April 1997 and a director from August 1995 to April 1997. Mr. Kovats is President of Hungarian Teleconstruct Corp. In 1990, he founded the Saatchi & Saatchi Group Hungary and was Group Chairman until 1994. The Saatchi & Saatchi Group Hungary engaged in the business of buying time from broadcasting companies for their clients and in producing commercials for their clients for use in broadcasting stations. Mr. Kovats graduated from the University of Translators and Interpreters at Vienna and attended the University of Law of Vienna.

   Frank R. Cohen, 75, served as Secretary, Treasurer, and a director from the Company's inception in 1994 to April 1997. He is Chairman of the Board of Directors of Hungarian Teleconstruct Corp. He has been practicing law in the City of New York since 1946. Since 1985, he has been a member of the law firm of Cohen & Cohen, former counsel to the Company. Mr. Cohen graduated from Columbia University Law School.

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

   The following table sets forth the compensation earned by or paid to the officers and directors of the Company for the calendar years 1996, 1995 and 1994:

Name and Principal Position     Year    Salary      Bonus, Other   Options
---------------------------     ----    ------      -----------    -------
Peter E. Klenner, Chairman,     1996    $120,000         ---        95,000
 President, CEO and Director    1995      ---            ---        50,000
                                1994      ---            ---          ---

James H. Season,                1996      49,000         ---          ---
Treasurer and Director          1995      ---            ---          ---
                                1994      ---            ---          ---

Justin Bodle,  Director         1996      30,000         ---        90,000
                                1995      ---            ---          ---
                                1994      ---            ---          ---

Frank R. Cohen*,                1996      ---            ---        10,000
Former Secretary,               1995      ---            ---          ---
Treasurer and                   1994      ---            ---          ---
Director

Imre Kovats, Former             1996     120,000       25,000       30,000
Executive Vice President        1995     ---            ---          ---
  and Director                  1994     ---            ---          ---
____________________
* Mr. Cohen's law firm acted as general counsel to the Company.

    In July 1995, the Company entered into a five-year employment agreement with Peter E. Klenner, effective January 1, 1996, providing for a monthly salary of $10,000. He is entitled to receive reimbursement of ordinary and necessary business expenses.

   In August 1996, the Company retained James H. Season as its
Chief Financial Officer. In April 1997, he became Treasurer. He is receiving a fee of $8,000 per month on a month to month basis plus living expenses.

   In June 1996, the Company retained Justin Bodle as a consultant to supervise programming and station management for the Company at a fee of 1,000 shares of Common Stock per month for a two-year period beginning in July 1996. The Company also had agreed to grant to Mr. Bodle options for 50,000 shares of Common Stock exercisable for a two year period commencing June 15, 1996 at an exercise price of $6.00 per share, of which the grant of options for 25,000 shares was contingent upon the Company having had a profitable quarter prior to March 31, 1997 and the grant of options for the additional 25,000 shares is contingent upon the
Company having a profitable quarter          prior to December 31,
1997. The option on the first 25,000 shares has expired. In November 1996, the Company granted Mr. Bodle additional options for 40,000 shares of Common Stock.

   In April 1997, the Company retained Ronald Scott Moss as a consultant for a fee of $6,000 per month for a period of two years. He is entitled to receive reimbursement of ordinary and necessary business expenses.

   Beginning in April 1997, the Company retained Imre Kovats as a consultant for a fee of $3,000 per month on a month to month basis.

Limitation of Liability for Directors

    The Company's Certificate of Incorporation provides that its directors shall not be liable for monetary damages for breach of the directors' fiduciary duty of care to the Company and its stockholders as a director except in the case of (i) any breach of a director's duty of loyalty to the Company or its stockholders,
(ii) acts or omissions not in good faith or that involve intentional misconduct or a knowing violation of law, (iii) payments of dividends or approvals of stock repurchases or redemptions that are unlawful under Delaware law, or (iv) any transactions from which the directors derived an improper personal benefit. Currently under Delaware law, such provisions do not eliminate the duty of care, and in appropriate circumstances equitable remedies such as injunctive or other forms of relief will remain available under Delaware law. This provision does not affect a director's responsibilities under federal securities laws. Pursuant to the Company's Certificate of Incorporation, current and former directors and officers are indemnified to the maximum extent permitted, from time to time, by the Delaware General Corporation Law.

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

Stock Option Plan

 In 1994, the Company adopted a Stock Option Plan (the "Plan"). An aggregate of 350,000 shares of Common Stock are authorized for issuance under the Plan. The Plan provides that incentive and non-qualified options may be granted to officers, employees, directors and consultants to the Company for the purpose of providing an incentive to those persons to work for the Company. The Plan is administered by the Board of Directors. The Board of Directors determines, among other things, the persons to whom stock options are granted, the number of shares subject to each option, the date or dates upon which each option may be exercised and the exercise price per share.

Options granted under the Plan are exercisable for a period of up to ten years from the date of grant. Options terminate upon the optionee's termination of employment or consulting arrangement with the Company, except that under certain circumstances an optionee may exercise an option within the three-month period after such termination of employment. An optionee may not transfer any options except that an option may be exercised by the personal representative of a deceased optionee within the three-month period following the optionee's death. Incentive options granted to any employee who owns more than 10% of the Company's outstanding Common Stock immediately before the grant must have an exercise price of not less than 110% of the fair market value of all underlying stock on the date of the grant and the exercise term may not exceed five years. The aggregate fair market value of Common Stock (determined at the date of grant) for which any employee may exercise incentive options in any calendar year may not exceed $100,000. In addition, the Company will not grant a non-qualified option with an exercise price less than 85% of the fair market value of the underlying Common Stock on the date of the grant. Options to purchase an aggregate of 345,000 shares of Common Stock have been granted and are outstanding under the Plan, including options to purchase 145,000, 30,000, 90,000 and 10,000 shares granted to Messrs. Klenner, Kovats, Bodle and Cohen, respectively. The options granted to Messrs. Klenner and Cohen, exercisable currently at $5 per share and the other options at prices between $5 and $6 per share are exercisable currently.

   The Company also granted an option to Mr. Robert Genova, former Chairman of the Board, for 40,000 shares of Common Stock, which option expired upon his leaving the Company.

   The following table sets forth information regarding options granted to the President of the Company during the six month period ended December 31, 1996 and the fiscal year ended June 30,
1996, respectively:
                    Number of         % of Total
                    Securities     Options Granted   Exercise of
                    Underlying       to Employees     Base Price
   Name           Options Granted  in Fiscal Period    Per Share   Grant Date
-------------------------------------------------------------------------------

Peter E. Klenner     95,000               59%         $5.00   November 20, 1996
Peter E. Klenner     50,000               20%          5.00   December 20, 1995

   The following table sets forth information regarding exercised options and the value of unexercised options held by the President of the Company as of December 31, 1996 and June 30, 1996:

                                      Number of
                                      Securities
                                  Underlying Unexercised
                   Shares            Options at                Value of
                 Acquired on      Fiscal Period-         In-the -Money Options
 Name             Exercise        End Exercisable         at Fiscal Period-End
------------------------------------------------------------------------------
December 31, 1996
Peter E. Klenner     --               145,000                     $ 0

June 30, 1996
Peter E. Klenner     --                50,000*                162,500*
________________
* Unexercisable

 The Company has no pension or profit sharing plan or other contingent forms of remuneration. The Company has not obtained and does not intend to obtain any key-man life insurance covering the life of Mr. Klenner or any of its other officers.

Item 11.  Security Ownership of Certain Beneficial Owners and
        Management

 The following table sets forth information with respect to the beneficial ownership of the Common Stock as of March 31, 1997, and as adjusted to reflect the sale of the Units in February 1997 by
(i) each person known by the Company to own beneficially more than 5% of the outstanding Common Stock; (ii) each director of the Company; and (iii) all directors and officers as a group. Except as otherwise indicated below, each of the entities or persons named in the table has sole voting and investment powers with respect to all shares of Common Stock beneficially owned by it or him as set forth opposite its or his name.

                                      Shares Beneficially Owned
                                      -------------------------
Name and Address                       Number         Percent
---------------------------------------------------------------
Peter E. Klenner(1)(2) . . . . . . .  535,000           13.43%
1118 Budapest
Kelenhegyi ut 39
Hungary

Hungarian Teleconstruct Corp.. . . .  250,000            6.28%
1051 Budapest
Saj ut 14
Hungary

Frank R. Cohen . . . . . . . . . . .   40,000            1.02%
445 Park Avenue
New York, NY 10022

Imre Kovats(2) . . . . . . . . . . .    35,000           0.84%
1118 Budapest
Kelenhegyi ut 39
Hungary

Justin Bodle(2). . . . . . . . . . .    40,000           1.02%
1118 Budapest
Kelenhegyi ut 39
Hungary

All officers and directors
   as a group (5 persons). . . . . .   650,000          16.31%
____________________
 (1) Mr. Klenner may be deemed to be a "promoter" or "parent" of the Company, as those terms are defined in the rules and regulations as adopted under the Securities Act of 1933, as amended.
(2)   Messrs. Klenner, Cohen, Kovats and Bodle hold options for
      145,000 shares, 10,000 shares, 30,000 shares  and 90,000 shares, respectively. Such options are presently exercisable (with the exception of the option on 50,000 shares held by Mr. Bodle) and, accordingly, such shares are included in this table.

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

   In December 1994 and March 1995, the Company borrowed
$800,000 from Hungarian Teleconstruct Corp. ("HTEL"), at 6% per annum interest. Fifty percent of the loan was repaid in January 1996. As an additional consideration, the Company issued 100,000 shares of its Common Stock to HTEL and granted HTEL an option to purchase 150,000 additional shares of Common Stock at $3 per share. HTEL exercised its option to purchase 150,000 additional shares in March 1995. Mr. Klenner, President of the Company, owns approximately 11.5% of the outstanding shares of the common stock (including shares subject to exercisable options) of HTEL. Mr. Cohen, former officer and director of the Company, owns approximately 3.8 % of the outstanding shares of common stock of HTEL.

   In connection with the July 1995 private placement in which the Company sold 182,500 shares at $3 per share, Peter E. Klenner purchased 30,000 shares on the same terms as the other investors.

   In December 1995, Messrs. Klenner, Genova and Cohen contributed 100,000 shares, 100,000 shares, and 20,000 shares, respectively to the Company without cost to the Company for cancellation as a condition to the Underwriter agreeing to underwrite the offering.

   The Company granted options under its Stock Option Plan to Messrs. Klenner, Genova and Cohen for 50,000 shares, 40,000 shares and 10,000 shares, respectively as of December 20, 1995, exercisable at $5.00 per share until December 20, 2000. Mr.
Genova's options lapsed after he resigned from the Company.

   In September 1996, the Company sold 100,000 shares of
Preferred Stock for $450,000 in a private offering. (See "Selling Security holders."). Subsequently, the Company agreed to issue (for no additional consideration) 100,000 Common Stock Purchase
Warrants to the purchasers in such offering on the basis of one warrant for each share of Preferred Stock purchased in order to permit the purchasers to own and offer Units identical to those being offered by the Company in the subject offering.

   In connection with such private offering, the Company paid to J.W. Barclay & Co., Inc., the Underwriter of the subject offering, a private placement fee of $45,000.

   The Company maintains a policy of not entering into any transaction with any officer, director, principal stockholder or affiliate of the Company, unless such transaction is approved by a resolution of at least a majority of the independent members of the Board of Directors of the Company. Any transaction with an affiliate will be on terms no less favorable to the Company than could be obtained from an independent third party. The Company believes that all previous transactions with affiliates were on terms no less favorable to the Company than could be obtained from an independent party.

   In February 1996, the Company licensed, for $750,000, the exclusive rights to programming for MSAT for the period April through December 1996 from Power Television Limited ("Power TV"), a company owned by Justin Bodle, one of the Company's directors. The programming included rights to the TV series "Beauty and the Beast," "Sirens," "Pacific Blue," "Benny Hill Show" and others. In July 1996, the Company agreed to license for $1,378,000 the exclusive rights to programming for the period October 1, 1996 through December 31, 1997 from Power TV. The programming included rights to such series as "LA Law," "Murder One," "Cops" and "Homicide."

   In October 1996, in order to provide working capital to the Company pending the completion of this offering, Mr. Klenner loaned the Company $200,000 at bank interest rates and Mr. Bodle deferred payments for the programming. In consideration of the foregoing, Messrs. Klenner and Bodle were granted options to purchase 95,000 and 40,000 shares, respectively, from the Company's 1994 Stock Option Plan exercisable at $5 per share, which was the closing price of the shares of Common Stock on the date of grant.

   In addition to the $200,000 loan made in October, 1996, Mr. Klenner had previously made loans from time to time to the Company for general working capital purposes, which aggregated $165,000 at December 31, 1996 (in addition to the loan mentioned above).
These loans were repaid in February 1997.

   In December 1996, the Company borrowed $850,000 from the following persons pursuant to promissory notes payable on the earlier of one year from the date of issuance or the closing of any public offering of securities by this Company with interest at the rate of 18% per annum: Matthew Langdon ($400,000);
Dennis J. Giunta ($250,000); John A. Bruno ($100,000);
and Michael J. Wills ($100,000). Such notes were secured by a pledge of 370,000 shares of Common Stock of the Company owned by Peter Klenner and 30,000 shares, owned by Frank R. Cohen. The notes were repaid in February 1997.

                              PART  IV

Item 13.  Exhibits, Financial Statement Schedules and Reports on
          Form 10-KSB

 (a)(1)   List of Financial Statements
          Reference is made to Item 7 on page F-1 for a list of all financial statement schedules filed as part of this Form 10-KSB

 (a)(2)   Reports on Form 8-K
          Change in Fiscal Year Filed March 4, 1997

 (a)(3)    List of Exhibits
       (3) (a) Certificate of Amendment to
               Certificate of Incorporation filed June 28, 1996(3)
          (b)  Certificate of Incorporation filed September 14, 1994(1)
          (c)  Proposed Corrected Certificate of Designation
               Relating to the Series A Convertible Preferred Stock (3)
          (d)  By-laws (1)
       (4)(a)  Form of Warrant Agreement (2)
          (b) Amendment to Warrant Agreement, including Form of Common Stock Purchase Warrant Certificate (3)
          (c)  Form of Series A Preferred Stock Certificate (3)
          (d)  Form of Underwriter's Unit Warrant (3)
          (e)  Form of Unit Certificate (3)

      (10)(a) Employment agreement between Registrant and Peter E. Klenner (1)
          (b) Employment agreement between Registrant and Imre M. Kovats (1)
          (c)  Financial Consultant agreement between
               Registrant and Robert Genova (1)
          (d)  1994 Incentive Stock Option Plan (1)
          (e) Sharing agreement for space and facilities between Registrant and Hungarian Telephone &
               Cable Corp. (1)
          (f)  Agreement to Purchase Shares in DNTV (1)
          (g)  Agreement to purchase shares in VI-DOK (1)
          (h)  Letter of intent with Kable Com (1)
          (i) Offer from OKK Kft to Registrant to rent satellite space to Company (1)
          (j)  Agreement with Land Studios Kft. (1)
          (k) Lease agreement with HAKON Ltd. for space at Szamado, Budapest (3)
          (l)  Form of 6% Bridge Note (1)
          (m)  License to broadcast on A3 (1)
          (n) Consulting Agreement with J.W. Barclay & Co., Inc., dated December, 1996(3)
          (o)  Amendment to Mergers and Acquisitions
               Agreement with J.W. Barclay & Co., Inc. (3)
          (p) Contracts for purchase of programming between Power TV Ltd. and Registrant dated February 28 and July 29, 1996(4)
          (q)  Agreement between Nethold Central Europe BV
               and Registrant dated July 5, 1996(4)
          (r)  Management consulting agreement between
               Registrant and Justin Bodle dated June 15, 1996(4)
          (s)  Agreement between Registrant and Banknet dated
               June 26, 1996(4)
          (t) Rental lease between Registrant and Investor Holding Rt. dated June 25, 1996(2)
          (u)  Agreement between the Company and Orion
               Atlantic, L.P., dated July 31, 1996(3)

      (16)     Letter from prior accountants Todman & Co. (6)
      (21)     Subsidiaries of the Registrant (1)
_________________
(1) Incorporated by reference to corresponding exhibit in the Company's Registration Statement on Form SB-2 (SEC file No. 33-96674).
(2) Incorporated by reference to corresponding exhibit in the Company's Registration Statement on Form SB-2 (SEC file No. 33-80177).
(3) Incorporated by reference to corresponding exhibit in the Company's Registration Statement on Form SB-2 (SEC File No. 333-13371
(4) Incorporated by reference to the corresponding exhibit in the Company's report on form 10K for the year ended June 30, 1996.
(5) Incorporated by reference to exhibit in the Company's report on Form 8-K dated April 11, 1996.

                       SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of New York, State of New York, on the day of May 12, 1997.


                              HUNGARIAN BROADCASTING CORP
                              (Registrant)



                              By /s/ Peter E. Klenner
                              -----------------------
                              Peter E. Klenner, President


     Pursuant to the requirements of the Securities Exchange of 1934, as amended, this Report has been signed below by the following persons in the capacities and on the dates indicated:

     Signature                    Title                        Date
     ----------                   -----                        ----

By /s/Peter E. Klenner   President and Chief Executive
----------------------    Officer, Director
  Peter E. Klenner        (Principal Executive Officer)      May 12, 1997

By /s/James H. Season    Treasurer and Chief Financial
----------------------    Officer, Director
  James H. Season         (Principal Accounting Officer)     May 12, 1997

By /s/Justin Bodle       Director                            May 12, 1997
----------------------
   Justin Bodle