Form 10-QT
period 1997-03-31
HUNGARIAN BROADCASTING CORP
filed 1997-05-14
CIK 932554

Form 12b-25

     (As last amended in Release No. 34-21633, January 4, 1985, 50 F. R. 1442.)

                 U. S. SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON.  D.C. 20549

                                                         CUSIP Number
                                                          445539-30 7


                       NOTIFICATION  OF  LATE  FILING
                                 (check one)
 ( ) Form 10-K     ( ) Form 11-K     ( ) Form 20-F     (X) Form 10-Q
 ( ) Form N-SAR For Period Ended - March 31, 1997


Part 1 - Registrant Information

Full Name of Registrant -               Hungarian Broadcasting Corp.
                                        c/o Ronald Moss
Former Name if Applicable
Address of Principal Executive Office - 445 Park Avenue
City, State and Zip Code -              New York NY 10022

Part II - Rules 12b-25 (b) and (c)

If the subject report could not be filed without unreasonable effort or expense and the registrant seeks relief pursuant to Rule 12b-25(b), the following should be completed. (Check box if appropriate)

(a) The reasons described in reasonable detail in Part III of this from could not be eliminated without unreasonable effort or expense;
(X)

(b) The subject annual report or semi-annual report/portion thereof will be filed on or before the fifteenth calendar day following the prescribed due date; or the subject quarterly report/portion thereof will be filed on or before the fifth calendar day following the prescribed due date;
( )
(c)The accountant's statement or other exhibit required by Rule 12b-25(c) has been attached if applicable.
( )

Part III - Narrative

State below in reasonable detail the reasons why the form 10-K, 11-K, 20-F, 10-Q or N-SAR or portion thereof could not be filed within the prescribed time period.

Part IV - Other Information

     (1) Name and telephone number of person to contact in regard to this information

Ronald Moss        (212)   758 9870
 (Name )     (Area Code) (Telephone Number)

     (2) Have all other periodic reports required under Section 13 or 15(d) of the Securities Exchange Act of 1934 or section 30 of the Investment Company Act of 1940 during the preceding 12 months or for such shorter period than the registrant was required to file such report(s) been filed ?
     If the answer is no, identify report(s).( x  ) Yes (  ) No

     (3) It is anticipated that any significant change in results of operations from the corresponding period for the last fiscal year will be reflected by the earnings statements to be in-cluded in the subject report or portion thereof ?
                              (  ) Yes ( x  ) No
          If so: attach an explanation of the anticipated change, both narratively and quantitatively, and, if appropriate, state the reasons why a reasonable estimate of the results can not be made.

               Hungarian Broadcasting Corp.
              ( Name or Registrant as specified in charter)

has caused this notification to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 14, 1997                By: Ronald Moss

                                  RIDER TO FORM 12 -B-25


     The reason for the delay is due to the fact that the Company came up with some additional data on the last day, necessitating changes in the financial statements.