Form 10QSB
period 1997-03-31
HUNGARIAN BROADCASTING CORP
filed 1997-06-12
CIK 932554

Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-QSB

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


    For the Quarter Ended                    Commission File Number
    ---------------------                    ---------------------
         March 31,1997                             0-26808


                          HUNGARIAN BROADCASTING CORP.
             (Exact name of Registrant as specified in its charter)


         Delaware                                         13-3787223
--------------------------------                       ------------------
 (State or other jurisdiction of                        (I.R.S. Employer
incorporation or organization)                         Identification No.)


                       445 Park Avenue, New York, NY 10022
                     ---------------------------------------
                    (Address of principal executive offices)

                                 (212) 758-9870
              ----------------------------------------------------
              (Registrant's telephone number, including area code)


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No___

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest possible date:

 Common Stock, $.001 par value                   2,585,600 Shares
 -----------------------------              ----------------------------
          (Class)                           (Outstanding at May 30, 1997)

                          HUNGARIAN BROADCASTING CORP.

                                      INDEX

                                                                       Page No.
                                                                       --------
Part I. Financial Information

Consolidated  balance sheets as of March 31, 1997 (unaudited)
   and December 31, 1996                                                     2

Consolidated statements of operations for the three months ended
March 31, 1997 (unaudited) and March 31, 1996 (unaudited)                    3

Consolidated statements of cash flows for the three months ended
March 31, 1997 (unaudited) and March 31, 1996 (unaudited)                    4

Notes to consolidated financial statements (unaudited)                       5

Management's Discussion and Analysis of Financial Condition
   and Results of Operations                                                11


Part II. Other Information                                                  15


Signature                                                                   17

                          PART I. FINANCIAL INFORMATION

                          HUNGARIAN BROADCASTING CORP.

                           CONSOLIDATED BALANCE SHEETS

                               (expressed in US$)


                                                                                March 31, 1997   December 31, 1996
                                                                                --------------   -----------------
                                                                                  (Unaudited)
A S S E T S
Current assets
Cash and cash equivalents                                                       $  588,411          $  375,823
Accounts receivable, net of allowance for doubtful accounts
  of $26,076 and $28,546                                                           550,037             605,826
Program rights costs, net of amortization of $521,500 and
  $236,000                                                                         856,500           1,142,000
Prepaid expenses and other current assets                                          190,803             117,331
Due from related parties                                                           469,000                --
                                                                                ----------          ----------
              Total current assets                                               2,654,751           2,240,980
Investments                                                                        299,200                --
Plant, property and equipment, net of accumulated depreciation
  of $56,928  and $44,080                                                          414,124             443,633
Broadcast license costs, net of accumulated amortization of
  $777,457 and $669,931                                                          1,373,057           1,480,583
Deferred financing and other intangibles, net of accumulated
   amortization of $4,262 and $28,870                                               36,154              46,329
Other                                                                                   --              89,680
                                                                                ----------          ----------
              Total  assets                                                     $4,777,286          $4,301,205
                                                                                ==========          ==========

                         L I A B I L I T I E S  A N D  S T O C K H O L D E R S  E Q U I T Y

Current liabilities
 Current portion of notes payable                                               $1,038,847          $1,867,700
 Accounts payable                                                                  738,887             763,821
 Accrued expenses                                                                  338,407             387,844
 Due to related parties                                                            823,961           1,731,737
 Other                                                                              83,709              60,852
                                                                                ----------          ----------
               Total current liabilities                                         3,023,811           4,811,954
                                                                                ----------          ----------
Commitments and contingencies (Note 7)
Stockholders' equity:
 Preferred stock, $.001 par value - shares authorized 5,000,000:
    issued and outstanding  526,500 and 100,000                                        527                 100
 Common stock, $.001 par value - shares authorized 15,000,000;
    issued and outstanding                                                       2,583,600               2,583           2,583
Additional paid-in capital                                                      10,479,188           7,119,001
Accumulated deficit                                                             (8,829,874)         (7,758,648)
Cumulative translation adjustment                                                  101,051             126,215
                                                                                -----------         ----------
           Total stockholders' equity                                            1,753,475            (510,749)
                                                                                -----------          ----------
          Total liabilities and stockholders' equity                            $4,777,286          $ 4,301,205
                                                                                ==========          ===========



 The accompanying notes are an integral part of these consolidated financial statements.

                                        2

                          HUNGARIAN BROADCASTING CORP.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                               (Expressed in US$)



                                                       Three Months       Three Months
                                                         Ended               Ended
                                                      March 31, 1997     March 31, 1996
                                                      --------------     --------------
                                                        (unaudited)        (Unaudited)

Net revenues                                           $   573,515        $    47,527

Expenses
  Other operating costs and expenses                       410,205            302,715
  Amortization of deferred program                         285,500              --
  Amortization of broadcast license costs                  107,526             94,693
  Selling, general and administrative expenses             935,764            537,057
                                                       -----------        -----------
                                                         1,738,995            934,465
                                                       -----------        -----------
Operating loss                                          (1,165,480)          (886,938)

Interest and other income                                  136,941             95,493
Interest expense                                           (61,783)          (138,807)
Foreign currency exchange rate gain                         19,096               --
                                                       -----------        ------------
Net loss                                               $(1,071,226)          (930,252)

Net loss per share                                     $     (0.42)     $       (0.36)

Weighted average number of common shares outstanding     2,583,600          2,577,500




 The accompanying notes are an integral part of these consolidated financial statements


                          HUNGARIAN BROADCASTING CORP.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (expressed in US$)


                                                           Three Months Ended     Three Months Ended
                                                             March 31, 1997          March 31, 1996
                                                           ------------------      -------------------
Cash flows from operating activities:                          (unaudited)            (unaudited)

Net loss                                                       $(1,071,226)          $  (930,252)
  Adjustments to reconcile net loss to net cash used
    in operating activities:
     Amortization of intangibles                                   420,086               123,686
     Depreciation                                                   22,190                 1,568
     Foreign exchange (gains)                                      (19,759)                   --
Changes in operating assets and liabilities:
     (Increase)decrease in accounts receivable                       3,474               (19,407)
     (Increase) decrease in VAT receivable                          (34,509)               51,798
     Increase in prepaid expenses and other current assets         (81,979)             (112,193)
     Decrease in other assets                                       89,680                    --
     Increase in accounts payable                                   30,504               226,129
     Decrease in accrued expenses                                  (36,809)              (40,093)
     Increase in other liabilities                                  60,000               391,990
                                                               -----------           -----------
Net cash used in operating activities                             (618,348)             (306,774)
                                                               -----------           -----------
Cash flows from investing activities:
   Purchase of plant, property and equipment                       (16,849)              (66,151)
   Purchase of program rights costs                                   --                (750,000)
   Purchase of investments                                        (300,000)                   --
                                                               -----------           -----------
   Net cash used in investing activities                          (316,849)             (816,151)
                                                               -----------           -----------
Cash flows from financing activities:
  (Decrease) in advances from related parties                   (1,352,200)             (167,019)
  Proceeds (costs) from issuance of common stock                       --                (153,886)
  Proceeds from issuance of preferred stock                      4,265,000                    --
  Payments for offering costs                                     (893,888)                   --
  Payment of notes payable                                        (850,000)           (1,060,000)
                                                               -----------           -----------
  Net cash provided (used) by financing activities               1,168,912            (1,380,905)

Effect of exchange rate changes on cash and cash equivalents       (21,127)              184,198
Net change in cash and cash equivalents                            212,588            (2,319,632)
Cash and cash equivalents at beginning of period                   375,823             4,978,307
Cash and cash equivalents at end of period                     $   588,411           $ 2,658,675
                                                               ===========           ===========


 The accompanying notes are an integral part of these consolidated financial statements.


                          HUNGARIAN BROADCASTING CORP.

                   Notes to Consolidated Financial Statements
                                   (Unaudited)


1.   Organization and Business

     Hungarian Broadcasting Corp. (the "Company"), which was incorporated in the State of Delaware in September 1994, was organized to acquire interests in companies that have commercial broadcasting licenses to own, develop, expand and operate television stations in Hungary. The Company operates in Hungary through a wholly-owned subsidiary known as HBC (Hungary) Kft. ("HBC") which was organized in November 1994. The Company acquired a 90% interest in VI-DOK Video es Filmgyarto Studio Kft. ("VI-DOK") as of June 1995, and an 80% interest in DNTV Kft. (DNTV) as of May 1995, two Hungarian companies (the "Licensees") which had been granted television licenses by the Hungarian Cultural Ministry in April 1994 to broadcast Channel AM-micro A3 ("A3") from July 1994 through June 2000, daily between 6 a.m. and 5 p.m. and between 7.30 p.m. and 6 a.m. with a maximum advertising time of 20%. Broadcasting on A3 (subsequently renamed MSAT) commenced in September 1994. The 90% interest in VI-DOK was acquired for $240,000 and the 80% interest in DNTV for $176,000. In September 1996 the Company began broadcasting throughout Hungary and renamed its station "MSAT."

     From the date of inception through September 1995, the Company's consolidated financial statements reflected nominal revenues and the Company was considered to be in the development stage. In management's opinion, the Company emerged from the development stage during the three months ended December 1995.

     The operations of the Company are essentially in Hungary where the majority of revenues and expenditures are incurred. At March 31, 1997 and December 31, 1996, respectively, 56% and 62% of total assets, and 30% and 24% of total liabilities of the Company were maintained in the Company's Hungarian subsidiaries accounts.

2.   Change in Accounting Standards

     Statement of Financial Accounting Standards No. 128, "Earnings Per Share," is effective for periods ending after December 15, 1997, including interim periods. This statement simplifies the existing computational guidelines, revising the disclosure requirements, and increasing the comparability of earnings per share data on an international basis. The Company intends to fully adopt SFAS 128 for the year ended December 31, 1997, but has not yet determined the impact of this statement.

 3.  Financial Information

     Financial data as of December 31, 1996 was derived from the audited consolidated financial statements of the Company and should be read in conjunction with those consolidated financial statements and related notes. In the opinion of management, the accompanying unaudited consolidated financial statements of the Company include all adjustments necessary to present fairly its financial position as of March 31, 1997, and operating results and cash flows for the three months then ended. For additional information, see the notes to the Company's audited consolidated financial statements for the year ended December 31, 1996 which are included in the Company's Annual Report filed on Form 10-KSB with the Securities and Exchange Commission.

                          HUNGARIAN BROADCASTING CORP.

                   Notes to Consolidated Financial Statements
                                   (Unaudited)

4.   Notes Payable

     From November 1994 through March 1995, the Company sold (in a private placement) units consisting of $2,120,000 aggregate principal amount of unsecured promissory notes and 265,000 shares of common stock for an aggregate purchase price of $2,120,000. The Company incurred $153,789 of financing expenses relating to the private placement, of which $122,100 and $31,689 has been allocated to debt and equity, respectively. The $153,789 includes legal fees of $28,200 paid to the Company's former secretary/director. The notes bear interest at 6% per annum and were originally due upon the earlier of December 31, 1995 or the successful consummation of the IPO, which was rescind during November 1995. The revised terms required that only one-half of the notes were due upon the earlier of December 31, 1995 or the successful consummation of the subsequent IPO. The balance of the notes are due on June 30, 1997. Consequently, the amortization expense relating to the original issue discount and deferred financing expenses were recomputed over the revised expected term of the notes. Total original issue discount of $437,000 (an imputed interest rate of 19% per annum) has been recorded and is being amortized over the expected term of the notes, along with the $122,100 of financing expenses related to the debt portion of the private placement. The remaining unamortized original issue discount and deferred financing expenses totaled $21,153 and $5,910 and $42,294 and $11,820, respectively, as of March 31, 1997 and December 31, 1996. During January 1996, $1,060,000 of the notes were repaid.

     In December 1996, the Company borrowed $850,000 by issuing promissory notes payable upon the earlier of one year from the date of issuance or the consummation of a public offering of securities by the Company with interest at 18% per annum. These notes are collateralized by a pledge of 370,000 shares of common stock owned by the President of the Company, Peter E. Klenner, and 30,000 shares owned by Frank R. Cohen, Secretary and Treasurer of the Company at that time. In February 1997, these borrowings were repaid from proceeds of a public offering by the Company.

5.    Units:  Preferred Stock and Common Stock Purchase Warrants

     In September 1996, the Company sold 100,000 shares of Series A Convertible Cumulative Redeemable Preferred Stock ("Preferred Stock") for $450,000 in a private offering. Subsequently, the Company agreed to issue (for no additional consideration) 100,000 Common Stock Purchase Warrants to the purchasers in such offering on the basis of one warrant for each share of Preferred Stock purchased in order to permit the purchasers to own and offer Units identical to those being offered by the Company in a public offering in February 1997. Proceeds of the private placement, net of issuance costs, were $329,972.

     In February 1997, the Company, in a public securities offering, sold 426,500 Units of Preferred Stock and Common Stock Purchase Warrants for $10.00 per Unit. Net proceeds to the Company after expenses from the Offering were $3,292,138. The components of the Units will not be separately transferable until November 5, 1997 or such earlier date as the underwriter may determine.

                          HUNGARIAN BROADCASTING CORP.

                   Notes to Consolidated Financial Statements
                                   (Unaudited)


     Each share of Preferred Stock is convertible into two shares of Common Stock and is entitled to cumulative annual dividends of $1.20 payable on September 15 of each year. The Company may, at its option, pay dividends in shares of Common Stock, in lieu of cash. The Preferred Stock is redeemable by the Company at the redemption price of $12.00 per share plus accumulated dividends, but only after the closing price of the Common Stock equals or exceeds $10.00 per share for 20 of 30 consecutive trading days prior to redemption notice. Shares of Preferred Stock are entitled to one vote per share voting together with the Common Stock. If dividends payable on the Preferred Stock have been unpaid for two dividend periods, the holders of the Preferred Stock, voting as a class, shall be entitled to elect two directors to the Board of Directors. Preferred Stock will be entitled to a preference on liquidation equal to $10 per share, plus accumulated unpaid dividends.


     Common Stock Purchase Warrants (the "Warrants") have the same terms as the Common Stock Purchase Warrants issued during the initial public offering in December 1995. Each Warrant entitles the holder to purchase until December 20, 2000 one share of Common Stock at an exercise price of $6.00. The Warrants are subject to redemption after the Units are separated at $0.25 per share provided that the closing price of the underlying Common Stock equals or exceeds $8.50 per share on at least 20 of 30 consecutive trading days prior to notice of redemption.

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

6.   Related Party Transactions

     Certain officers and directors of the Company formerly controlled a company (the "related party") that purchased $800,000 of unsecured promissory notes and 100,000 shares of common stock in the December 1994 private placement (Note 4). As additional compensation, the related party received an option (which was exercised in March 1995) to purchase 150,000 shares of common stock at $3.00 per share and the right of first refusal for a three-year period to act as general contractor for all broadcast facilities to be built by the Company. The amount outstanding relating to the unsecured promissory notes was $387,316 and $374,631 as of March 31,1997 and December 31, 1996, respectively, and has been included in notes payable on the balance sheets. In addition, the related party had advanced approximately $120,000 to the Company, amounts which were repaid in January 1996. During the six months ended June 30, 1996, the related party made interest free short term loans to the Company for operational purposes. The total amount outstanding relating to this loan was approximately $59,000 and $64,000 at March 31, 1997 and December 31, 1996, respectively. In February 1997, the Company loaned $350,000 to the related party at 6% interest due June 30, 1997 and secured by the note from the Company to the related party.

                          HUNGARIAN BROADCASTING CORP.


                   Notes to Consolidated Financial Statements
                                   (Unaudited)

     On June 30, 1995, the minority shareholders of two of the Company's subsidiaries were owed $416,000, as a result of the Company's purchase of their stock in those two subsidiaries. In February 1996, $189,800 was paid and in February 1997 $50,000 was paid, leaving balances due of $176,200 and $226,200 at March 31, 1997 and December 31, 1996, respectively. The amount due to related parties at March 31, 1997 and December 31, 1996 also includes $0 and $260,000, respectively, due to an officer/director. Included above is an advance made by an officer/director of $200,000 to the Company in November 1996. As partial inducement for this loan, the Company awarded to this officer/director five year options to purchase 95,000 shares of Common Stock at $5.00 per share.

     In February 1996, the Company licensed for $750,000 the exclusive Hungarian rights to certain programming for MSAT for the period April through December 1996 from Power Television Limited ("Power TV"), a company owned by Justin Bodle, a director of the Company. In July 1996, the Company agreed to license for $1,378,000 the exclusive Hungarian rights to additional programming for the period October 1, 1996 through December 31, 1997 from Power TV. Amounts payable totaling $0 and $1,151,500 are included in due to related parties at March 31, 1997 and December 31, 1996, respectively.

     Beginning in July 1996, the Company hired Justin Bodle as a consultant for a two year period at a fee of 1,000 shares of non-registered Common Stock per month. Compensation expenses relating to these consultant services totaled approximately $15,000 for the three months ended March 31, 1997. At March 31, 1997 the Company had accrued $45,000 for these services as the securities had not been paid to the consultant.


     In November 1996, Justin Bodle was granted options to purchase 40,000 shares of Common Stock at $5.00 per share as partial inducement to defer approximately $700,000 due to Power TV under the July 1996 license agreement described above.

7.   Commitments and Contingencies

     Consulting and Compensation Agreements

     The Company has an employment agreement with the President of the Company that pays $10,000 per month expiring December 31, 2000.

     In January 1996, an officer/director resigned and forfeited remaining payments on an employment contract and canceled an option to purchase 40,000 shares of Common Stock. At the time, the Company agreed to pay this officer/director $144,000 if there were a change of control of the Company prior to January 17, 1998.

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

                          HUNGARIAN BROADCASTING CORP.

                   Notes to Consolidated Financial Statements
                                   (Unaudited)

     Leases

     The Company has a five year lease agreement with Nethold Central Europe B.V. ("Nethold"), commencing on October 6, 1996 and extending through October 6, 2001, at a quarterly rental fee of $100,000 plus $75,000 of value in barter solely to promote Nethold. In May 1997, the Company signed a termination of services agreement with Nethold whereby Nethold's services would terminate on June 30, 1997. The contract further obligated Nethold to pay $1,400,000 as compensation to the Company for the contract termination, $200,000 representing forgiveness of service charges for the period January 1, 1997 through June 30, 1997. Also in May 1997, to replace the Nethold services, the Company contracted with Antenna Hungaria to provide satellite-to-cable broadcast services via space that it holds on the Amos satellite. This new satellite transmission service begins on June 26, 1997.

     The Company has a nine year lease agreement with Orion Atlantic Satellite Services ("Orion Atlantic"), commencing on August 31, 1996 and extending through August 31, 2005, at a monthly rental fee of $27,240, whereby Orion Atlantic provides the Company with space on its satellite to transmit its broadcast signal to Nethold's uplink facilities in the Netherlands.

     The Company has a five year lease for broadcasting and office facilities in Budapest, Hungary, with minimum monthly payments before value added taxes of $12,000, ending June 30, 2001.

     Legal Proceeding

     TV3, a competitor of the Company, which was granted a six year, 24 hour per day microwave license on the AM Micro system in Budapest, applied to the Ministry of Culture to overturn the grant of the Company license to the Licensees and NAP TV made in March 1994 on the ground that proper procedures were not followed because the authority of the committee that awarded the licenses had expired prior to the date that the licenses were granted. The Ministry of Culture denied the application and held that even if a new committee were acting, it would also have granted the licenses to the Licensees and to NAP TV. TV3 thereafter instituted a legal action in December 1994 against the Ministry of Culture, but not against either of the Licensees, to overturn its decision in awarding the licenses in the Metropolitan Court of Budapest. At a. hearing, the Municipal Court ordered the Ministry to follow prescribed procedures and make a new decision The Ministry appealed this decision to the Appeals Court of Budapest. In April 1995, the Company received a letter from the Ministry confirming that the licenses had been granted to the Licensees and that the Licensees may operate in accordance with the terms of the licenses. In November 1995, the Appeals Court vacated the decision of the Metropolitan Court on the ground that no notice of the hearing had been given to the Licensees (which had not had an opportunity to appear at the hearing). The Appeals Court further ruled that the only issue to be decided by the Municipal Court is whether the Ministry's committee was properly constituted to grant the licenses and remanded the matter for a hearing in the Fall 1996 term. In particular, the Appeals Court ruled that the Metropolitan Court does not have jurisdiction to revoke the grant of the licenses or otherwise modify the decision of the Ministry's committee and, accordingly, the Licensees may continue to operate under the licenses, pending final determination by the Ministry committee. In its ruling in June 1996, the Metropolitan Court ruled in favor of the Company. Subsequently, TV3 has requested a review of this matter by the Supreme Court, which is currently pending. The Company's outside legal counsel expects a confirmation of the Court's prior ruling. However, if the ruling is overturned and the Supreme Court rules that the Company's licenses are invalid, the Company intends to apply for new licenses. If these are denied, the absence of broadcasting licenses would have a material adverse effect on the Company's financial position, results of operations and liquidity.

                          HUNGARIAN BROADCASTING CORP.

                   Notes to Consolidated Financial Statements
                                   (Unaudited)

     8. Subsequent Events

     In April 1997, the Company purchased 80% of Studio II. Ltd., a Budapest based animation studio. This company was purchased from Peter E. Klenner, President of the Company, for $743,819 of which $443,819 is represented by an unsecured note with annual, simple interest of 81/2% due December 31, 1997. The Company made a deposit of $300,000 in March 1997 approximately one week prior to closing of the purchase.

     In April 1997. Imre Kovats, Executive Vice President of the Company, and Frank R. Cohen, Secretary and Treasurer of the Company, resigned as officers and directors. Mr. Kovats was recently appointed president and Mr. Cohen, chairman, of Hungarian Teleconstruct Corp., a provider of internet services in Hungary. James H. Season, Chief Financial Officer of the Company, was elected a director and appointed Treasurer. Ronald Scott Moss was appointed Secretary.

     In April 1997, the Company contracted with a Budapest-based securities broker to initiate a Hungarian Offering jointly with another Hungarian investment firm, of up to 1,500,000 Global Depository Receipts (GDR's). The Offering is intended to be made on a "best efforts" basis. Each GDR represents one share of the Company's Common Stock, and it is anticipated that the GDRs will be listed in the "Listed B Category" on the Budapest Stock Exchange. In the event that the issue is not completed, the Company would need to seek alternative sources of financing to fund continued development and operations of the Company.

     During the first half of 1997, Nethold Development B.V., the Company's contractor for its satellite downlink services with the Astra 1E satellite, announced that it planned to reduce its presence in Hungary. In May 1997, the Company signed a termination of services agreement with Nethold whereby Nethold's services would terminate on June 30, 1997. The contract further obligated Nethold to pay $1,400,000 as compensation to the Company for the contract termination, $200,000 representing forgiveness of service charges for the period January 1, 1997 through June 30, 1997. Also in May 1997, to replace the Nethold services, the Company contracted with Antenna Hungaria to provide satellite-to-cable broadcast services via space that it holds on the Amos satellite. This new satellite transmission service begins on June 26, 1997.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

 Introduction

     The Company is the leading satellite-to-cable television broadcaster in Hungary and the third leading television broadcaster after the two state controlled terrestrial stations, MTV-1 and MTV-2. The station distributes to
1.35 million households or 36% of all television households in the country. The Company's strategy is to continue to expand its broadcasting reach, promote its Western-style programming and aggressively pursue additional advertising. The Company expects to benefit from the projected high rates of growth for television advertising in Hungary.

     The Company was organized in September 1994. In November 1994, it obtained a six month option to acquire majority interests in DNTV and VI-DOK, two Hungarian corporations that were granted licenses in March 1994 for a six year term (commencing July 1994) to broadcast over Budapest television channel AM-Micro A3. Broadcasting began on a limited basis in September 1994 and increased to 211/2hours per day in December 1994. In May and June 1995, the Company purchased 80% of DNTV and 90% of VI-DOK, respectively. Initially, the station broadcast only music clips. After changing to a civic format in June 1995, the Company returned to the video music clip format in October 1995.

     In December 1995, the Company sold shares in an initial public offering and determined to relaunch its broadcasting as a Western-style entertainment station. In April 1996, the Company introduced new programming for the hours 7:30 p.m. to 11:00 p.m. featuring American and British syndicated series that had previously been successful in prime time in those countries. The Company dubbed these programs into Hungarian. Audience acceptance of these programs has been favorable and has increased over time.

     In September 1996, the Company began transmitting its signal from the Astra 1E Satellite and in October 1996, the station was renamed "MSAT."

     The Company's revenues are derived primarily from the sale of television advertising to national, international and local advertisers. Billing is determined by the program ratings as measured by AGB-Hungarian Meter System, an independent audience rating service. The Company's direct customers are generally fewer than a dozen international advertising agencies that arrange the broadcast of commercials for their clients. The Company engages in certain barter transactions in which it exchanges unsold commercial air time for services and goods. In addition, the Company receives small payments from cable operators who contract to carry MSAT's signal. The Company experiences seasonality, with advertising sales tending to be lowest in January of each year as the major advertising agencies negotiate the next year's buy and in the summer months of July and August. The highest level of advertising activity is during the fourth quarter of each year as new programming is often launched in the Fall and advertising tends to increase as Christmas approaches.

     The primary expenses incurred in operating a broadcasting station are programming costs, employee salaries, broadcast transmission expenses and selling, general and administrative expenses.

     The Company is currently operating with expenses (excluding non-cash items such as depreciation, barter expense and foreign exchange gains or losses) of approximately 85 million forints ($450,000, at current exchange rates) per month and anticipates this approximate level of expenses to continue through 1998.

     Since the station was relaunched in April 1996, revenues have grown rapidly. Revenues (before barter) of nine million forints in May 1996 have risen to 39 million forints in November 1996 and to an estimated 64 million forints ($350,000) in May 1997.

     Management believes that its rapid growth of sales will continue for several reasons. The Company is a new entrant in the Hungarian television market, essentially being available to viewers in Budapest only since Spring 1996. The April 1996 relaunch was after the Company's initial public offering and marked the beginning of its Western-style entertainment format. Only since Fall 1996 have others in Hungary begun to receive the Company's channel. Over the last few months, national coverage has grown from about 15% to 36% of all television households. The Company expects to increase its reach to as many as 48% of Hungary's television households as it signs up additional cable companies. DUNA-TV, a satellite-to-cable station begun in 1993 currently has a broadcast reach of about 48%. The Hungarian television advertising market in 1996 was about $180 million; $165 million, after agency commissions. The Company's current rate of sales represents less than 2.4% of this rapidly growing market. The Company expects growth in the number of households that currently watch the station. Hungarian Broadcasting will face additional competition in Fall 1997 when an existing state channel and a new state channel are privatized.

     The Company conducts its operations through its Hungarian subsidiaries. Accordingly, the primary internal sources of the Company's cash are dividends and other distributions from its subsidiaries. The Company's ability to obtain dividends or other distributions is subject to, among other things, restrictions on dividends under Hungarian law and foreign currency regulations. The subsidiaries' ability to make distributions to the Company is also subject to legal availability of sufficient operating funds which are not needed for operations, obligations or other business plans.

     The Company's revenues and a majority of expenses are denominated in Hungarian forints. Accordingly, the business operations of the Company are impacted only to a limited degree by foreign exchange fluctuations. Inflation also is of limited direct importance. In Hungary, advertising in general and television advertising in particular, have consistently grown more rapidly than the rate of inflation. Of greater importance, is the potential impact of currency fluctuations and inflation on the health of the Hungarian economy. Growth in Hungarian television advertising is directly impacted by the overall health and growth of the Hungarian economy.

     The Company operates with studio licenses and AM-Micro licenses in Hungary. The Hungarian Media Law does not require additional licenses for satellite-to-cable broadcast distribution. The AM-Micro license expires in July 2000. Management believes that, assuming the Company is in compliance with media regulations (and it intends to so comply), its AM-Micro licenses will be renewed as a matter of course. Other European countries have granted medium term broadcasting licenses which are nearly always extended without controversy. If the Company should lose one or more of its television licenses and the Company is not able to obtain a new license, the loss would have a material adverse effect on its business.

     TV3, a competitor of the Company, instituted legal action against the Ministry of Culture in December 1994 to overturn the grant of the AM-Micro licenses to two of the Hungarian subsidiaries of the Company on the grounds that the authority of the committee that awarded the licenses had expired prior to the date the licenses were granted. The Ministry of Culture denied TV3's application. After TV3 turned to the courts, the Metropolitan Court ruled in favor of the Company. TV3 requested a review of the matter by the Supreme Court, which is currently pending. Should the Supreme Court rule the licenses invalid, the Company plans to apply for new licenses. If these licenses are not granted, the Company may not be able to reach its AM-Micro viewers, which would have a material adverse effect on the Company's operations.

     The Company has built its business from a start up operation. During the quarter ended December 31, 1995, the Company emerged from its development stage. Although the Company has displayed rapid growth in sales, and sales have recently grown to approach cash expenses, there is no assurance that the Company will generate enough revenue to pay its costs.

Results of Operations

     Three months ended March 31, 1997 compared to three months ended March 31, 1996

     The Company's revenues increased by $525,988 or 1,100% to 573,515 in the three months ended March 31, 1997 from $47,527 in the three months ended March 31, 1996. The increase is attributable to the general increase in advertising at the station, particularly since the station's relaunch in April 1996. Barter revenue was $84,000 for the period compared to negligible barter revenues in the earlier period.

     Other operating costs and expenses, including amortization of deferred program costs, increased by $298,297 to $695,705 in the three months ended December 31, 1996 from $397,408 in the three months ended March 31, 1996. This increase reflects the higher programming and production costs inherent in an entertainment station compared to the music and sponsored segment formats of the earlier period.

     Amortization of the broadcast license costs of $107,526 and $94,693 for the two periods, respectively, reflects the amortization of the initial costs of the licenses over the remaining life of the license ending in July 2000.

     Selling, general and administrative expenses increased $398,707 to $935,764 for the three months ended March 31, 1997 from $537,057 in the three months ended March 31, 1996. This increase reflects larger sales and management staffs and the increased cost of their support.

     Net interest income of $75,158 for the three months ended March 31, 1997 compared to net interest expense of $43,314 in the three months ended March 31, 1996. .

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

Liquidity and Capital Resources

     The Company has historically derived its cash for capital expenditures, working capital and operations primarily from the sale of securities to and borrowing from investors. As the broadcasting station has established itself in the market and as its broadcasting reach has expanded through satellite-to-cable distribution, the Company's cash flow and revenues have risen significantly, so that currently a majority of cash needed to operate the Company is derived from operations. Management believes that this growth will continue and that within the next few months the Company will generate more cash than is needed to pay its operating costs.

     Net cash used in operating activities were $618,348 and $306,774 for the three months ended March 31,1997 and March 31, 1996, respectively. Starting in April 1996, the Company made significant expenditures in providing an entertainment format and, beginning in Fall 1996, in gaining satellite-to-cable distribution. Only in recent months have revenues grown significantly to offset most of these expenditures.

     Comparing March 31, 1997 balance sheet items with those of December 31,1996, many of the debt items have been reduced out of proceeds of funds raised in February 1997.

     As the Company gains maturity and begins to generate cash flow in excess of its operating requirements, the need to raise the funds from investors will end. Most of the proceeds of future offerings will be used for acquisitions and expansion into other businesses. Management believes that the television broadcasting operation will, in the next few months, begin to generate positive cash flow.

     The Company has only limited capital spending requirements. It rents its operations building. While its studio equipment also is rented, the Company intends to purchase its current equipment, or other similar equipment, at advantageous prices. The Company purchases its programming in advance pursuant to short-term contracts.

     From its inception through November, 1995, the Company sold 1,647,500 shares of Common Stock in a series of private transactions for proceeds of $1,913,622 net of issuance costs and, in addition, issued promissory notes in the aggregate amount of $ 2,120,000. In December 1995, 220,000 shares owned by three officers of the Company were contributed to the Company for no consideration. In December 1995, the Company completed an initial public offering with proceeds $4,995,338, net of underwriting commissions and expenses. In September 1996 and February 1997, the Company sold 526,500 Units of convertible preferred stock and warrants for proceeds, net of expenses, of $3,622,110.

     The Company believes that its existing cash balance, cash from future operations and the net proceeds from a planned securities offering will be sufficient to fund the Company's operations for the next twelve months. There is no assurance, however, that the planned offering will be consummated, or that revenues will increase as expected. If the planned offering is delayed or canceled, the Company may need to raise funds from financial institutions or from other investors. In particular, the Company has notes that are due on June 30, 1997 of approximately $1,060,000. The Company plans to negotiate an extension of the due date and pay the notes out of the proceeds of the planned offering mentioned above, or from financing from other sources.

Foreign Currency

     The Company's broadcasting operations in Hungary incur both general revenues and operating expenses in Hungarian forints. A portion of the Company's expenses, primarily programming, is denominated in United States dollars. Assets and liability accounts are translated from Hungarian forints into United States dollars at period-end exchange rate; income and expense accounts are translated at the average exchange rate for the period. The resulting translation adjustments are reflected in a separate component of stockholders' equity. Currency translation adjustments relating to transactions of the Company and its subsidiaries in currencies other than the functional currency of the entity involved are reflected in the operating results of the Company.

     The Company does not hedge against foreign currency exchange risks.


                           PART II. OTHER INFORMATION


     Item 1. Legal Proceedings

     See "Legal Proceedings" in Notes to Consolidated Financial Statements.

     Item 2. Changes in Securities

     None.

     Item 3. Defaults upon Senior Securities

     None

     Item 4. Submission of Matters to a Vote of Security Holders

     None

     Item 5. Other Information

     None

Item 6.  Exhibits and Reports on Form 8-K

     A.   Exhibits  (numbers below are references to Regulations S-B)
          (3) (a)   Certificate of Incorporation filed September 14, 1994*
              (b)   Certificate of Amendment to Certificate of Incorporation
                     filed by June 28, 1996(((
              (c)   By-laws*
          (4) (a)   Form of Warrant Agreement**
              (a)(i)Form of Common Stock Purchase Warrant Certificate**
              (b)   Form of Underwriter's Warrant**
              (c)   Form of Underwriter's Stock Warrant**

          (10) (a)  Employment Agreement with Peter E.  Klenner*
               (b)  Employment Agreement with Imre M. Kovats*
               (c)  Financial Consultant Agreement with Robert Genova*
               (d)  1994 Incentive Stock Plan*
               (e)  Sharing agreement for space and facilities between
                      Registrant and Hungarian Telephone and Cable Corp.*
               (f)  Agreement to purchase shares in DNTV*
               (g)  Agreement to purchase shares in VI-DOK*
               (h)  Letter of intent with Kablecom*
               (i)  Offer from OKK Kft. to Registrant to rent satellite
                     space to Company*
               (j)  Agreement with Land Studios Kft*
               (k)  Lease agreement with Hakon Ltd. for space at
                     Szamado, Budapest*
               (l)  Form of 6% Bridge Note*
               (m)  License to broadcast on A3*
               (n) Form of Consulting Agreement with J.W. Barclay & Co., Inc.**
               (o) Form of Mergers and Acquisitions Agreement with J.W. Barclay
                    & Co., Inc.**
               (p) Purchase of programming agreement with Power TV Ltd,
                    February 28 and July 29, 1996***
               (q) Satellite space agreement with Nethold Central Europe BV***
               (r) Management and consulting agreement with Justin Bodle
                    dated June 15, 1996.***
               (s) Uplink and downlink agreement with Banknet, June 26, 1996
               (t) Lease agreement with Investor Holding Rt. dated
                    June 25, 1996.***
               (u) Settlement Agreement with Nethold Development BV
                    dated May 22, 1997 ****
           (21)     Subsidiaries of the Registrant***

--------------
     *    Filed with Registration Statement No.   33-96674
     **   Filed with Registration Statement No.   33-80177
     ***  Filed with Form 10-KSB dated June 30, 1996
     **** Filed with Form 10-QSB dated March 31, 1997

     B. The following reports on Form 8-K have been filed during the three months ended March 31, 1996:

          Form 8-K filed March 4, 1997 - Change in fiscal year to December 31, 1996.

                                   SIGNATURE


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, therunto duly authorized, in the City of New York, State of New York, on the 12th day of June, 1997.




                              HUNGARIAN BROADCASTING CORP.



                              By   /s/ James H. Season
                            ----------------------------
                            James H.Season
                            Chief Financial Officer and Treasurer