Form 10QSB
period 1997-06-30
HUNGARIAN BROADCASTING CORP
filed 1997-08-11
CIK 932554

Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-QSB

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


     For the Quarter Ended                        Commission File Number
        June 30,1997                                     0-26808


                          HUNGARIAN BROADCASTING CORP.
             (Exact name of Registrant as specified in its charter)


     Delaware                                            13-3787223
     --------                                            ----------
(State or other jurisdiction of                       (I.R.S. Employer
incorporation or organization)                        Identification No.)


                       445 Park Avenue, New York, NY 10022
                    (Address of principal executive offices)

                                 (212) 758-9870
              (Registrant's telephone number, including area code)


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest possible date:

 Common Stock, $.001 par value                     2,585,600 Shares
                                                   ----------------
      (Class)                                (Outstanding at May 30, 1997)

                          HUNGARIAN BROADCASTING CORP.

                                      INDEX

                                                                       Page No.
                                                                       --------



Part I.        Financial Information

Consolidated balance sheets as of June 30, 1997 (unaudited)
and December 31, 1996                                                     2

Consolidated statements of operations for the quarters ended
June 30, 1997 (unaudited) and 1996 (unaudited) and the six
months ended June 30, 1997 (unaudited) and 1996 (unaudited)               3

Consolidated statements of cash flows for the six months ended
June 30, 1997 (unaudited) and 1996 (unaudited)                            4

Notes to consolidated financial statements (unaudited)                   5-8

Management's Discussion and Analysis of Financial Condition
and Results of Operations                                                 9


Part II. Other Information                                               14


Signature                                                                16

                          Part I. Financial Information

                          HUNGARIAN BROADCASTING CORP.

                           CONSOLIDATED BALANCE SHEETS
                               (Expressed in US$)


                                                                  June 30,     December 31,
                                                                    1997          1996
                                                                ----------    ------------
                                                                (Unaudited)
                                   A S S E T S
Current assets
Cash and cash equivalents                                       $  708,177      $  375,823
Accounts receivable, net of allowance for doubtful accounts
       of $28,537 and $28,546                                      740,880         605,826
  Other receivable                                                 600,000            --
  Program rights costs, net of amortization of  $807,000 and
       $236,000                                                    571,000       1,142,000
 Prepaid expenses and other current assets                         183,235         117,331
 Due from related parties                                          469,000            --
                                                                ----------      ----------
              Total  current  assets                             3,272,292       2,240,980
 Plant, property and equipment, net of accumulated
    depreciation of $83,407 and $44,080                            415,765         443,633
 Movie copyrights                                                  376,143            --
 Movie production                                                  367,602            --
 Broadcast license costs, net of accumulated amortization of
    $884,983 and $669,931                                        1,265,531       1,480,583
 Deferred financing and other intangibles, net of accumulated
     amortization of $38,311 and $28,870                            49,308          46,329
 Other                                                              89,680
                                                                ----------      ----------
              Total assets                                      $5,746,641      $4,301,205
                                                                ==========      ==========

                          L I A B I L I T I E S  A N D  S T O C K H O L D E R S  E Q U I T Y
Current liabilities
  Current portion of notes payable                              $1,059,996      $1,867,700
  Accounts payable                                                 527,991         763,821
  Accrued expenses                                                 479,311         387,844
  Due to related parties                                         1,433,564       1,731,737
  Provision for contract cancellation                            1,200,000            --
  Other                                                            223,777          60,852
                                                                ----------      ----------
               Total current liabilities                         4,924,639       4,811,954
                                                                ----------      ----------
Minority interest                                                   70,706            --
Commitments and contingencies (Note 6)
Stockholders' equity:
 Preferred stock, $.001 par value - shares authorized 5,000,000;
    issued and outstanding  526,500 and 100,000                        527             100
Common stock, $.001 par value - shares authorized 15,000,000;
   issued and outstanding 2,585,600 and 2,583,600                    2,585           2,583
Additional paid-in capital                                      10,420,691       7,119,001
Accumulated deficit                                             (9,972,303)     (7,758,648)
Cumulative translation adjustment                                  299,796         126,215
                                                                ----------      ----------
           Total stockholders' equity                              751,296        (510,749)
                                                                ----------      ----------
          Total liabilities and stockholders' equity            $5,746,641      $4,301,205
                                                                ==========      ==========


       The accompanying notes are an integral part of these consolidated financial statements.

                          HUNGARIAN BROADCASTING CORP.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
             (Expressed in US$, except share and per share amounts)


                                                       Quarter Ended                  Six Months Ended
                                                ----------------------------     ----------------------------
                                                June 30, 1997     June 30,1996       June 30, 1997   June 30,1996
                                                -------------    ------------        -------------   ------------
 Net revenues                                   $1,143,344       $  240,910        $ 1,716,859      $    288,437

Expenses
 Other operating costs and expenses                524,490          927,884            934,695         1,230,599
  Amortization of deferred program                 285,500          250,000            571,000           250,000
  Amortization of broadcast license costs          106,986          128,897            214,512           223,590
  Selling, general and administrative exp.       1,087,969          258,665          2,023,733           795,722
                                               -----------         ----------       ----------        ----------
                                                 2,004,945        1,565,446          3,743,940         2,499,911
                                               -----------        ----------        ----------        ----------
Operating loss                                    (861,601)      (1,324,536)        (2,027,081)       (2,211,474)
Interest and other income                         1,067,046            ---           1,203,987            46,714
Other expense                                    (1,200,000)           ---          (1,200,000)             ---
Interest expense                                    (56,677)       (174,858)          (118,460)         (264,886)
Foreign currency exchange rate
  gain(loss)                                        (14,970)           ---               4,126              ---
                                                -----------       ----------        ----------        ----------
Net loss                                        $(1,066,202)     $(1,499,394)      $(2,137,428)      $(2,429,646)

Net loss per share                               $    (0.41)      $   (0.58)           $  (.83)        $   (0.94)
Weighted average number of
   common shares outstanding                       2,584,600      2,583,600          2,584,100         2,580,550


        The accompanying notes are an integral part of these consolidated financial statements

                          HUNGARIAN BROADCASTING CORP.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                               (Expressed in US$)


                                                             Six Months Ended    Six Months Ended
                                                                June 30, 1997      June 30, 1996
                                                             ----------------    ----------------
Cash flows from operating activities

 Net loss                                                         $(2,137,428)        $(2,429,646)
  Adjustments to reconcile net loss to net
      cash used  in operating activities:
         Amortization of intangibles                                  839,103             207,769
         Provision for doubtful accounts                               28,537              49,536
         Depreciation                                                  50,316               2,366
         Foreign exchange losses(gains)                                (4,126)            120,266

Changes in operating assets and liabilities
(net of business acquired)::
       Increase in accounts receivable                               (249,804)            (83,222)
        Increase in other receivables                                (600,000)               --
      (Increase)decrease in VAT receivables                            55,455             (63,010)
      (Increase)decrease in prepaid expenses                          (79,190)            111,852
       Increase in other assets                                      (260,320)               --
       Increase(decrease) in accounts payable                        (164,620)             96,083
       Increase(decrease) in accrued expenses                         111,118             (35,643)
      Increase in provision for contract
           cancellation                                             1,200,000                --
      Increase in other liabilities                                   127,388               2,601
                                                                  -----------         -----------
Net cash used in operating activities                              (1,083,571)         (2,021,048)
                                                                  -----------         -----------
Cash flows from investing activities:
     Purchase of plant, property and
        equipment                                                    (144,435)            (77,981)
     Purchase of program rights costs                                    --              (750,000)
     Purchase of investments                                         (200,000)               (653)
     Increase in deferred financing costs                                --                (9,067)
     Acquisition of business, net of cash
         acquired                                                    (245,085)               --
                                                                  -----------         -----------
     Net cash used in investing activities                           (589,520)           (837,701)
                                                                  -----------         -----------
Cash flows from financing activities:
  Decrease in advances from related parties                          (349,943)            (26,039)
  Proceeds from issuance of preferred stock                         4,265,000                --
  Payments for offering costs                                        (974,881)            (22,718)
  Payment of notes payable                                           (850,000)           (874,583)
  Increase liability to minority stockholder                             --                40,326
                                                                  -----------         -----------
   Net cash provided (used) by financing activities                 2,090,176            (883,013)

Effect of exchange rate changes on cash and
 cash equivalents                                                     (84,731)           (225,834)
Net change in cash and cash equivalents                               332,354          (3,515,928)
Cash and cash equivalents at beginning of period                      375,823           4,978,307
Cash and cash equivalents at end of period                        $   708,177         $ 1,462,379
                                                                  ===========         ===========

        The accompanying notes are an integral part of these consolidated financial statements.

                          HUNGARIAN BROADCASTING CORP.

                   Notes to Consolidated Financial Statements
                                   (Unaudited)


1.   Organization and Business

     Hungarian Broadcasting Corp. (the "Company"), which was incorporated in the State of Delaware in September 1994, was organized to acquire interests in companies that have commercial broadcasting licenses to own, develop, expand and operate television stations in Hungary. The Company operates in Hungary through wholly owned subsidiaries known as HBC (Hungary) Kft. ("HBC Kft."), which was organized in November 1994 and Hungarian Broadcasting Corporation Televizios Rt. ("HBC Rt."), which was organized in May 1997. The Company acquired a 90% interest in VI-DOK Video es Filmgyarto Studio Kft. ("VI-DOK") as of June 1995, and an 80% interest in DNTV Kft. (DNTV) as of May 1995, two Hungarian companies (the "Licensees") which had been granted television licenses by the Hungarian Cultural Ministry in April 1994 to broadcast on Channel AM-Micro A3 ("A3") from July 1994 through June 2000, daily between 6 a.m. and 5 p.m. and between 7.30 p.m. and 6 a.m. with a maximum advertising time of 20%. Broadcasting on A3 commenced in September 1994. The 90% interest in VI-DOK was acquired for $240,000 and the 80% interest in DNTV for $176,000. In September 1996, the Company began broadcasting throughout Hungary and renamed its station "MSAT."

     In April 1997, the Company acquired a 77% interest in Studio 2 Kft., incorporated in Budapest, Hungary. See Note 2 -- "Acquisition."

     From the date of inception through September 1995, the Company's consolidated financial statements reflected nominal revenues and the Company was considered to be in the development stage. In management's opinion, the Company emerged from the development stage during the three months ended December 1995.

     The operations of the Company are essentially in Hungary where the majority of revenues and expenditures are incurred. At June 30, 1997 and December 31, 1996, respectively, 60% and 62% of total assets, and 28% and 24% of total liabilities of the Company were maintained in the Company's Hungarian subsidiaries' accounts.

     In May 1997, the Company organized a wholly owned subsidiary, HBC Rt. for an initial investment of $200,000. It is anticipated that HBC Rt. will replace HBC Kft. as the operating subsidiary in Hungary and may be used as a holder of future broadcasting licenses.

2.   Acquisition

     In April 1997, the Company acquired 77% of the issued and outstanding stock of Studio 2 Kft., a Budapest based animation studio. This company was purchased from M&A Management Kft., a company wholly owned by the President and Chief Executive Officer of the Company, for $743,819, of which $300,000 was paid in cash and $443,819 was represented by an uncollateralized note with annual simple interest of 8 1/2 % due December 31, 1997. The acquisition has been accounted for as a purchase and, accordingly, the results of Studio 2 Kft. have been included in the Company's consolidated financial statements from the date of acquisition. The purchase price of $743,819 has been fully allocated to the underlying assets of Studio 2 Kft. based upon their respective fair values at the time of acquisition.

                          HUNGARIAN BROADCASTING CORP.

                   Notes to Consolidated Financial Statements
                                   (Unaudited)

3.   Change in Accounting Standards

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

4.   Financial Information

     Financial data as of December 31, 1996 was derived from the audited consolidated financial statements of the Company and should be read in conjunction with those consolidated financial statements and related notes. In the opinion of management, the accompanying unaudited consolidated financial statements of the Company include all adjustments necessary to present fairly its financial position as of June 30, 1997, and operating results and cash flows for the six months then ended. For additional information, see the notes to the Company's audited consolidated financial statements for the year ended December 31, 1996 which are included in the Company's Annual Report filed on Form 10-KSB with the Securities and Exchange Commission.

5.   Related Party Transactions

     Beginning in July 1996, the Company hired Justin Bodle as a consultant for a two-year period at a fee of 1,000 shares of non-registered common stock per month. Compensation expenses relating to these consultant services totaled approximately $30,000 for the six months ended June 30, 1997. At June 30, 1997, the Company had accrued $60,000 for these services, as the securities had not been paid to the consultant.

     In February 1997, the Company loaned Euroweb International Corp. (formerly Hungarian Teleconstruct Corp.), a company formerly run by officers and directors of the Company, $350,000 bearing 6% interest due June 30, 1997 collateralized by a previously outstanding note to the related party. Subsequently, the note was extended until June 30, 1998.

6.   Commitments and Contingencies

     Consulting and Compensation Agreements

     In April 1997, the Company contracted with a Budapest-based securities broker to initiate a Hungarian offering jointly with another Hungarian investment firm, of up to 1,500,000 Global Depository Receipts (GDR's). The offering is to be made on a "best efforts" basis. Each GDR represents one share of the Company's common stock, and it is anticipated that the GDRs will be listed on the Budapest Stock Exchange.

     The Company has an employment agreement with the President of the Company that pays $10,000 per month expiring December 31, 2000.

     In January 1996, an officer/director resigned, forfeited remaining payments on an employment contract and canceled an option to purchase 40,000 shares of Common Stock. At the time, the Company agreed to pay this officer/director $144,000 if there were a change of control of the Company prior to January 17, 1998.

                          HUNGARIAN BROADCASTING CORP.

                   Notes to Consolidated Financial Statements
                                   (Unaudited)

     As compensation to outside directors, the Company pays directors' fees equal to $2,000 per meeting, minimum of four meetings per year, and reimburses their travel and other out-of-pocket expenses.
Officers do not receive any compensation for serving as directors.

     In April 1997, the Company paid 2,000 shares of its common stock to a consultant in payment for consulting services.

      Leases

     During the first quarter of 1997, Nethold Development B.V., the Company's contractor for satellite downlink services with the Astra 1E satellite, notified the Company of its plans to reduce its activities in Hungary and expressed its desire to terminate its satellite contract with the Company. In May 1997, the Company and Nethold signed a termination agreement whereby Nethold's services ended on June 30, 1997. The contract obligates Nethold to pay $1,400,000 as compensation to the Company, $200,000 representing forgiveness of service charges for the period January 1, 1997 through June 30, 1997. To replace this service, the Company contracted with Antenna Hungaria for satellite-to-cable broadcast services using the Amos satellite, which began in late-June 1997.

     The Company has a nine year lease agreement with Orion Atlantic Satellite Services ("Orion Atlantic"), commencing on August 31, 1996 and extending through August 31, 2005, at a monthly rental fee of $27,240, whereby Orion Atlantic provides the Company with space on its satellite to transmit its broadcast signal to Nethold's uplink facilities in the Netherlands. In May 1997, Nethold and the Company agreed to terminate Nethold's services and the Company is exploring possibilities for others to take over the Orion contract. The Company has recorded a provision for $1,200,000 at June 30, 1997 relating to possible costs in assigning or terminating this contract and for other expenses incurred or to be incurred as a result of the Nethold contract termination.

     The Company has a five-year lease for broadcasting and office facilities in Budapest, Hungary, with minimum monthly payments before value added taxes of $12,000, ending June 30, 2001.


     Legal Proceeding

     TV3, a competitor of the Company, which was granted a six year, 24 hour per day microwave license on the AM Micro system in Budapest, applied to the Ministry of Culture to overturn the grant of the licenses to the Licensees and NAP TV made in March 1994 on the ground that proper procedures were not followed because the authority of the committee that awarded the licenses had expired prior to the date that the licenses were granted. The Ministry of Culture denied the application and held that even if a new committee were acting, it would also have granted the licenses to the Licensees and to NAP TV. TV3 thereafter instituted a legal action in December 1994 against the Ministry of Culture, but not against either of the Licensees, to overturn its decision in awarding the licenses in the Metropolitan Court of Budapest. At a hearing, the Municipal Court ordered the Ministry to follow prescribed procedures and make a new decision. The Ministry appealed this decision to the Appeals Court of Budapest. In April 1995, the Company received a letter from the Ministry confirming that the licenses had been granted to the Licensees and that the Licensees may operate in accordance with the terms of the licenses. In November 1995, the Appeals Court vacated the decision of the Metropolitan Court on the ground that no notice of the hearing had been given to the Licensees (which had not had an opportunity to appear at the hearing). The Appeals Court further ruled that the only issue to be decided by the Municipal Court is whether the Ministry's committee was properly

                          HUNGARIAN BROADCASTING CORP.

                   Notes to Consolidated Financial Statements
                                   (Unaudited)

constituted to grant the licenses and remanded the matter for a hearing in the Fall 1996 term. In particular, the Appeals Court ruled that the Metropolitan Court does not have jurisdiction to revoke the grant of the licenses or otherwise modify the decision of the Ministry's committee and, accordingly, the Licensees may continue to operate under the licenses, pending final determination by the Ministry committee. In its ruling in June 1996, the Metropolitan Court ruled in favor of the Company. Subsequently, TV3 has requested a review of this matter by the Supreme Court, which is currently pending. The Company's outside legal counsel expects a confirmation of the Court's prior ruling. If the ruling is overturned, however, and the Supreme Court rules that the Company's licenses are invalid, the Company plans to apply for new licenses. If these are denied, the absence of broadcasting licenses would have a material adverse effect on the Company's financial position, results of operations and liquidity.

7.  Subsequent Events

      In July 1997, the Company and M&A Management Kft. (a company wholly owned by the President of the Company) agreed to convert the $443,819 note payable to M&A Management Kft., dated April 1, 1997, into 173,266 non-registered shares of common stock in the Company.

     On June 30, 1997, promissory notes totaling $1,060,000 were due. The Company has offered the note holders compensation to extend the notes for one year to June 30, 1998. Note holders representing $600,000 of the debt have extended, in writing, the maturity of the notes for one year. Other note holders have agreed orally to extend the notes and their oral commitment is being converted to a written commitment or have not responded to the Company's inquires. Note holders representing $40,000 principal amount have requested immediate payment. Note holders who have agreed to an extension have been paid 50% of interest accrued as of June 30, 1997. In addition, if the notes are fully repaid prior to November 1, 1997, the note holders will receive further compensation of 1,000 Common Stock Purchase Warrants per unit at the time of repayment. If the notes are not repaid prior to November 1, 1997, the note holders will receive, in November 1997, 2,500 Common Stock Purchase Warrants per unit. The Company believes that it will successfully negotiate an extension of maturity with its note holders.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

 Introduction

     The Company is the leading satellite-to-cable television broadcaster in Hungary and the third leading television broadcaster after the two state controlled terrestrial stations, MTV-1 and MTV-2. The station distributes to 1.6 million households or 43% of all television households in the country. The Company's strategy is to continue to expand its broadcasting reach, promote its Western-style programming and aggressively pursue additional advertising. The Company expects to benefit from the projected high rates of growth for television advertising in Hungary. In June 1997, the government of Hungary privatized MTV-2 and awarded an additional terrestrial station to a second, private broadcasting group.

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

     In December 1995, the Company sold shares in an initial public offering and planned to relaunch its broadcasting as a Western-style entertainment station. In April 1996, the Company introduced new programming for the hours 7:30 p.m. to 11:00 p.m. featuring American and British syndicated series that had previously been successful in prime time in those countries. The Company dubbed these programs into Hungarian. Audience acceptance of these programs has been favorable and has increased over time.

     In September 1996, the Company began transmitting its signal from the Astra 1E Satellite and in October 1996, the station was renamed "MSAT." In July 1997, the Company switched its satellite transmission service from the Astra satellite to the Amos satellite.

     The Company's revenues are derived primarily from the sale of television advertising to international, national and local advertisers. Billing is determined by the program ratings as measured by AGB-Hungarian Meter System, an independent audience rating service. The Company's direct customers are generally fewer than a dozen international advertising agencies that arrange the broadcast of commercials for their clients. The Company engages in certain barter transactions in which it exchanges unsold commercial airtime for services and goods. In addition, the Company receives small payments from cable operators who contract to carry MSAT's signal. The Company experiences seasonality, with advertising sales tending to be lowest in January of each year as the major advertising agencies negotiate the next year's buy and in the summer months of July and August. The highest level of advertising activity is during the fourth quarter of each year as new programming is often launched in the Fall and advertising tends to increase as Christmas approaches.

     The primary expenses incurred in operating a broadcasting station are programming costs, employee salaries, broadcast transmission expenses and selling, general and administrative expenses.

     The Company is currently operating with expenses (excluding non-cash items such as depreciation, barter expense and foreign exchange gains or losses) of approximately 90 million forints ($450,000, at current exchange rates) per month and anticipates this approximate level to continue through 1997 and 1998.

     Since the station was relaunched in April 1996, revenues have grown rapidly. Revenues (before barter) of nine million forints in May 1996 have risen to 39 million forints in November 1996 and to 58 million forints ($320,000) in June 1997.

     Management believes that its rapid growth of sales will continue for several reasons. The Company is a new entrant in the Hungarian television market, essentially being available to viewers in Budapest only since

     Spring 1996. The April 1996 relaunch was after the Company's initial public offering and marked the beginning of its Western-style entertainment format. Only since Fall 1996 have others in Hungary begun to receive the Company's channel. Over the last few months, national coverage has grown from about 15% to 43% of all television households. The Company expects to increase its reach to as much as 55% of Hungary's television households as it signs up additional cable companies. DUNA-TV, a satellite-to-cable station begun in 1993 currently has a broadcast reach of approximately 53%. The Hungarian television advertising market in 1996 was about $180 million; $165 million after agency commissions. The Company's current rate of sales represents less than 2.4% of this rapidly growing market. The Company expects growth in the number of households that currently watch the station. Hungarian Broadcasting will face additional competition in November 1997 when a privatized state channel and a new private channel begin broadcasting.

     The Company conducts its operations through its Hungarian subsidiaries. Accordingly, the primary internal sources of the Company's cash are dividends and other distributions from its subsidiaries. The Company's ability to obtain dividends or other distributions is subject to, among other things, restrictions on dividends and foreign currency regulations under Hungarian law. The subsidiaries' ability to make distributions to the Company is also subject to legal availability of sufficient operating funds which are not needed for operations, obligations or other business plans.

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

Recent Developments

     In April 1997, the Company purchased 77% of Studio 2 Kft., a Budapest based animation studio. This company was purchased from M&A Management Kft., a company wholly-owned by the President of the Company, for $743,819 of which $300,000 was paid in cash and $443,819 was represented by an unsecured note with annual interest of 8 1/2% due December 31, 1997. In July 1997, the Company and M&A Management Kft. agreed to exchange the note for 173,266 restricted shares of common stock of the Company.

     In April 1997, Imre Kovats, Executive Vice President of the Company, and Frank R. Cohen, Secretary and Treasurer of the Company, resigned as officers and directors. Mr. Kovats was appointed president and Mr. Cohen chairman of Euroweb International Corp. (formerly Hungarian Teleconstruct Corp.), a provider of Internet services in Hungary. James H. Season, Chief Financial Officer of the Company, was elected a director and appointed Treasurer. Ronald Scott Moss was appointed Secretary.

     In April 1997, the Company contracted with a Budapest-based securities broker to initiate a Hungarian Offering jointly with another Hungarian investment firm, of up to 1,500,000 Global Depository Receipts (GDR's). The Offering is intended to be made on a "best efforts" basis. Each GDR represents one share of the Company's Common Stock, and it is anticipated that the GDRs will be listed on the Budapest Stock Exchange.

     During the first quarter of 1997, Nethold Development B.V., the Company's contractor for its satellite downlink services with the Astra 1E satellite, announced that it planned to reduce its presence in Hungary. In May 1997, the Company signed a termination of services agreement with Nethold whereby Nethold's services terminated on June 30, 1997. The contract further obligated Nethold to pay $1,400,000 as compensation to the Company for the contract termination, $200,000 representing forgiveness of service fees for the period January 1, 1997 through June 30, 1997. Also in May 1997 to replace the Nethold services, the Company contracted with Antenna Hungaria to provide satellite-to-cable broadcast services via space that it holds on the Amos satellite. This new satellite transmission service began on June 26, 1997.

     The Company has a nine year lease agreement with Orion Atlantic Satellite Services ("Orion Atlantic"), commencing on August 31, 1996 and extending through August 31, 2005, at a monthly rental fee of $27,240, whereby Orion Atlantic provides the Company with space on its satellite to transmit its broadcast signal to Nethold's uplink facilities in the Netherlands. In May 1997, Nethold and the Company agreed to terminate Nethold's services and the Company is exploring possibilities for others to take over the Orion contract. The Company has recorded a provision for $1,200,000 at June 30, 1997 relating to possible costs in assigning or terminating this contract and for other expenses incurred or to be incurred as a result of the Nethold contract termination.

     In May 1997, the Company organized a wholly-owned subsidiary, Hungarian Broadcasting Corporation Televizios Rt. ("HBC Rt.") for an initial investment of $200,000. It is anticipated that HBC Rt. will replace HBC Kft. as the operating subsidiary in Hungary and may be used as a holder of future broadcasting licenses.

     In July 1997, the Company and M&A Management Kft. (a company wholly owned by the President of the Company) agreed to convert the $443,819 note payable to M&A Management Kft., dated April 1, 1997, into 173,266 non-registered shares of common stock in the Company.

     On June 30, 1997, promissory notes totaling $1,060,000 were due. The Company has offered the note holders compensation to extend the notes for one year to June 30, 1998. Note holders representing $600,000 of the debt have extended, in writing, the maturity of the notes for one year. Other note holders have agreed orally to extend the notes and their oral commitment is being converted to a written commitment or have not responded to the Company's inquires. Note holders representing $40,000 principal amount have requested immediate payment. Note holders who have agreed to an extension have been paid 50% of interest accrued as of June 30, 1997. In addition, if the notes are fully repaid prior to November 1, 1997, the note holders will receive further compensation of 1,000 Common Stock Purchase Warrants per unit at the time of repayment. If the notes are not repaid prior to November 1, 1997, the note holders will receive, in November 1997, 2,500 Common Stock Purchase Warrants per unit. The Company believes that it will successfully negotiate an extension of maturity with its note holders.

Results of Operations

     Quarter ended June 30, 1997 compared to quarter ended June 30, 1996

     The Company's revenues increased by $902,434 or 375% to $1,143,344 in the quarter ended June 30, 1997 from $240,910 in the quarter ended June 30, 1996. The increase is attributable to the general increase in advertising at the station, particularly since the station's relaunch in April 1996. Barter revenues were $92,123 for the period compared to negligible barter revenues in the earlier period.

     Other operating costs and expenses, including amortization of deferred program costs, decreased by $367,894 to $809,990 in the quarter ended June 30, 1997 from $1,177,884 in the quarter ended June 30, 1996. This decrease primarily reflects a reclassification of some expenditures from operating costs to selling, general and administrative expenses since the prior period. .

     Amortization of the broadcast license costs of $106,986 and $128,897 for the two periods, respectively, reflects the amortization of the initial costs of the licenses over the remaining life of the license ending in July 2000.

     Selling, general and administrative expenses increased $829,304 to $1,087,969 for the quarter ended June 30, 1997 from $258,665 in the quarter ended June 30, 1996. This increase reflects both a reclassification of some expenditures from operating costs to selling, general and administrative expenses since the prior period and larger sales and management staffs and the increased cost of their support.

     Other income and other expense were each increased by $1,200,000 due to the settlement contract made with Nethold B.V. The expense reserve will be used to offset the costs of assigning or canceling the Orion Atlantic contract and other costs resulting from Nethold's cancellation of services from the Astra 1E satellite.

     Six months ended June 30, 1997 compared to six months ended June 30, 1996

     The Company's revenues increased by $1,428,422 or 495% to $1,716,859 in the six months ended June 30, 1997 from $288,437 in the six months ended June 30, 1996. The increase is attributable to the general increase in advertising at the station, particularly since the station's relaunch in April 1996. Barter revenues were $199,506 for the period compared to negligible barter revenues in the prior year period.

     Other operating costs and expenses, including amortization of deferred program costs, increased by $25,096 to $1,505,695 in the six months ended June 30, 1997 from $1,480,599 in the six months ended June 30, 1996. This increase reflects the increased costs of the station mostly offset by a reclassification of some expenditures from operating costs to selling, general and administrative expenses since the prior period. .

     Amortization of the broadcast license costs of $214,512 and $223,590 for the two periods, respectively, reflects the amortization of the initial costs of the licenses over the remaining life of the license ending in July 2000.

     Selling, general and administrative expenses increased $1,228,011 to $2,023,733 for the six months ended June 30, 1997 from $795,722 in the six months ended June 30, 1996. This increase reflects both reclassification of some expenditures from operating costs to selling, general and administrative expenses since the prior period and larger sales and management staffs and the increased cost of their support in the more recent period.

     Other income and other expense were each increased by $1,200,000 due to the settlement contract made with Nethold B.V. The expense reserve will be used to offset the costs of assigning or canceling the Orion Atlantic contract and other costs resulting from Nethold's cancellation of services from the Astra 1E satellite.

Liquidity and Capital Resources

     The Company has historically derived its cash for capital expenditures, working capital and operations primarily from the sale of securities to and borrowing from investors. As the broadcasting station has established itself in the market and as its broadcasting reach has expanded through satellite-to-cable distribution, the Company's cash flow and revenues have risen significantly, so that currently a majority of cash needed to operate the Company is derived from operations. Management believes that this growth will continue and that prior to the end of 1997 the Company will generate more cash than is needed to pay its operating costs.

     Net cash used in operating activities were $1,083,571 and $2.021,048 for the six months ended June 30,1997 and June 30, 1996, respectively. Starting in April 1996, the Company made significant expenditures in providing an entertainment format and, beginning in Fall 1996, in gaining satellite- to-cable distribution. Only in recent months have revenues grown significantly to mostly offset these expenditures.

     Comparing June 30, 1997 balance sheet items with those of December 31,1996, $850,000 of notes payable and $526,500 due to a related party for program acquisition costs were paid out of proceeds of funds raised in the February 1997 offering.

     Other receivable increased by $600,000 representing the balance of monies owed to the Company pursuant to the Nethold settlement. Due from related parties primarily represents a $350,000 loan due June 30, 1998 made to Euroweb International Corp. (formerly Hungarian Teleconstruct Corp.). Movie copyright and movie production assets relate to the acquisition of Studio 2 Kft. Provision for contract cancellation is a reserve for costs associated with the assignment or cancellation of the Orion Atlantic lease and other costs expected to be incurred as a result of the Nethold satellite service contract cancellation. And the minority interest provision represents the ownership interest by others in Studio 2 Kft.

     The Company has only limited capital spending requirements. It rents its operations building. While its studio equipment also is rented, the Company intends to purchase its current equipment, or other similar equipment, at advantageous prices. The Company purchases its programming in advance pursuant to short-term contracts.

      From its inception through November, 1995, the Company sold 1,647,500 shares of common stock in a series of private transactions for proceeds of $1,913,622 net of issuance costs and, in addition, issued promissory notes in the aggregate amount of $ 2,120,000. In December 1995, 220,000 shares owned by three officers of the Company were contributed to the Company for no consideration. In December 1995, the Company completed an initial public offering with proceeds $4,995,338, net of underwriting commissions and expenses. In September 1996 and February 1997, the Company sold 526,500 units of convertible preferred stock and warrants for proceeds, net of expenses, of $3,622,110. In April 1997 the Company issued 2,000 shares of non-registered common stock to a consultant valued at $6,000 in payment of consultant services.

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

                           Part II. Other Information


     Item 1. Legal Proceedings

     See "Legal Proceedings" in Notes to Consolidated Financial Statements.

     Item 2. Changes in Securities

     See "Commitments and Contingencies" in Notes to Consolidated
     Financial Statements.

     Item 3. Defaults upon Senior Securities

     None.

     Item 4. Submission of Matters to a Vote of Security Holders

     None.

     Item 5. Other Information

     See "Organization and Business" and "Acquisition" in Notes to Consolidated Financial Statements.

Item 6.  Exhibits and Reports on Form 8-K

A.   Exhibits  (numbers below are references to Regulations S-B)
(3)      (a)    Certificate of Incorporation filed September 14, 1994*
         (b)    Certificate of Amendment to Certificate of Incorporation
                filed by June 28, 1996*
         (c)    By-laws*
(4)      (a)    Form of Warrant Agreement**
         (b)    Form of Common Stock Purchase Warrant Certificate**
         (c)    Form of Underwriter's Warrant**
         (d)    Form of Underwriter's Stock Warrant**
(10)     (a)    Employment Agreement with Peter E. Klenner*
         (b)    Employment Agreement with Imre M. Kovats*
         (c)    Financial Consultant Agreement with Robert Genova*
         (d)    1994 Incentive Stock Plan*
         Sharing agreement for space and facilities between Registrant and Hungarian Telephone and Cable Corp.* (f) Agreement to purchase shares in DNTV* (g) Agreement to purchase shares in VI-DOK* (h) Letter of intent with Kablecom* (i) Offer from OKK Kft. to Registrant to rent satellite space to Company* (j) Agreement with Land Studios Kft* (k) Lease agreement with Hakon Ltd. for space at Szamado, Budapest* (l) Form of 6% Bridge Note* (m) License to broadcast on A3* (n) Form of Consulting Agreement with J.W. Barclay & Co., Inc.** (o) Form of Mergers and Acquisitions Agreement with J.W. Barclay & Co., Inc.** Purchase of programming agreement with Power TV Ltd., dated February 28 and July 29, 1996***

         (q) Satellite space agreement with Nethold Central Europe BV*** (r) Management and consulting agreement with Justin Bodle dated June 15, 1996.*** (s) Uplink and downlink agreement with Banknet, dated June 26, 1996*** Rental lease with Investor Holding Rt. dated June 25, 1996 ***
         (u) Settlement Agreement with Nethold Development B.V., dated May 22, 1997 ****

Subsidiaries of the Registrant*
------------------
     *    Filed with Registration Statement No.   33-80177
     **   Filed with Registration Statement No.  333-13371
     ***  Filed with Form 10-KSB dated June 30, 1996
     **** Filed with Form 10-QSB dated March 31, 1997

     B. The following reports on Form 8-K have been filed during the quarter ended June 30, 1997:

         None.

                                   SIGNATURE


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of New York, State of New York, on the 11th day of June, 1997.




                              HUNGARIAN BROADCASTING CORP.



                            By   /s/ James H. Season
                            ----------------------------
                            James H. Season
                            Chief Financial Officer and Treasurer