Form 10QSB/A
period 1997-06-30
HUNGARIAN BROADCASTING CORP
filed 1997-08-28
CIK 932554

Securities and Exchange Commission
                             Washington, D.C. 20549

                               Amendment No. 1 to

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

                          Part I. Financial Information

                          HUNGARIAN BROADCASTING CORP.

                           CONSOLIDATED BALANCE SHEETS
                               (Expressed in US$)


                                                                  June 30,     December 31,
                                                                    1997          1996
                                                                ----------    ------------
                                                                (Unaudited)
                                   A S S E T S
Current assets
Cash and cash equivalents                                       $  708,177      $  375,823
Accounts receivable, net of allowance for doubtful accounts
       of $28,537 and $28,546                                      740,880         605,826
  Other receivable                                                 600,000            --
  Program rights costs, net of amortization of  $807,000 and
       $236,000                                                    571,000       1,142,000
 Prepaid expenses and other current assets                         183,235         117,331
 Due from related parties                                          469,000            --
                                                                ----------      ----------
              Total  current  assets                             3,272,292       2,240,980
 Plant, property and equipment, net of accumulated
    depreciation of $83,407 and $44,080                            415,765         443,633
 Movie copyrights                                                  376,143            --
 Movie production                                                  367,602            --
 Broadcast license costs, net of accumulated amortization of
    $884,983 and $669,931                                        1,265,531       1,480,583
 Deferred financing and other intangibles, net of accumulated
     amortization of $38,311 and $28,870                            49,308          46,329
 Other                                                              89,680
                                                                ----------      ----------
              Total assets                                      $5,746,641      $4,301,205
                                                                ==========      ==========

                          L I A B I L I T I E S  A N D  S T O C K H O L D E R S  E Q U I T Y
Current liabilities
  Current portion of notes payable                              $1,059,996      $1,867,700
  Accounts payable                                                 527,991         763,821
  Accrued expenses                                                 479,311         387,844
  Due to related parties                                         1,433,564       1,731,737
  Provision for contract cancellation                              200,000            --
  Other                                                            223,777          60,852
                                                                ----------      ----------
               Total current liabilities                         3,924,639       4,811,954
                                                                ----------      ----------
Minority interest                                                   70,706            --
Commitments and contingencies (Note 6)
Stockholders' equity:
 Preferred stock, $.001 par value - shares authorized 5,000,000;
    issued and outstanding  526,500 and 100,000                        527             100
Common stock, $.001 par value - shares authorized 15,000,000;
   issued and outstanding 2,585,600 and 2,583,600                    2,585           2,583
Additional paid-in capital                                      10,420,691       7,119,001
Accumulated deficit                                             (9,972,303)     (7,758,648)
Cumulative translation adjustment                                  299,796         126,215
                                                                ----------      ----------
           Total stockholders' equity                            1,751,296        (510,749)
                                                                ----------      ----------
          Total liabilities and stockholders' equity            $6,675,935      $4,301,205
                                                                ==========      ==========


       The accompanying notes are an integral part of these consolidated financial statements.

                          HUNGARIAN BROADCASTING CORP.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
             (Expressed in US$, except share and per share amounts)


                                                       Quarter Ended                  Six Months Ended
                                                ----------------------------     ----------------------------
                                                June 30, 1997     June 30,1996       June 30, 1997   June 30,1996
                                                -------------    ------------        -------------   ------------
 Net revenues                                   $1,143,344       $  240,910        $ 1,716,859      $    288,437

Expenses
 Other operating costs and expenses                524,490          927,884            934,695         1,230,599
  Amortization of deferred program                 285,500          250,000            571,000           250,000
  Amortization of broadcast license costs          106,986          128,897            214,512           223,590
  Selling, general and administrative exp.       1,087,969          258,665          2,023,733           795,722
                                               -----------         ----------       ----------        ----------
                                                 2,004,945        1,565,446          3,743,940         2,499,911
                                               -----------        ----------        ----------        ----------
Operating loss                                    (861,601)      (1,324,536)        (2,027,081)       (2,211,474)
Interest and other income                         1,067,046            ---           1,203,987            46,714
Other expense                                      (200,000)           ---          (1,200,000)             ---
Interest expense                                    (56,677)       (174,858)          (118,460)         (264,886)
Foreign currency exchange rate
  gain(loss)                                        (14,970)           ---               4,126              ---
                                                -----------       ----------        ----------        ----------
Net loss                                         $  (66,202)    $(1,499,394)      $(2,137,428)      $(2,429,646)

Net loss per share                                 $ (0.025)          (0.58)          $  (.83)        $   (0.94)
Weighted average number of
   common shares outstanding                       2,584,600      2,583,600          2,584,100         2,580,550


        The accompanying notes are an integral part of these consolidated financial statements

                          HUNGARIAN BROADCASTING CORP.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                               (Expressed in US$)


                                                             Six Months Ended    Six Months Ended
                                                                June 30, 1997      June 30, 1996
                                                             ----------------    ----------------
Cash flows from operating activities

 Net loss                                                         $(1,137,428)        $(2,429,646)
  Adjustments to reconcile net loss to net
      cash used  in operating activities:
         Amortization of intangibles                                  839,103             207,769
         Provision for doubtful accounts                               28,537              49,536
         Depreciation                                                  50,316               2,366
         Foreign exchange losses(gains)                                (4,126)            120,266

Changes in operating assets and liabilities
(net of business acquired)::
       Increase in accounts receivable                               (249,804)            (83,222)
        Increase in other receivables                                (600,000)               --
      (Increase)decrease in VAT receivables                            55,455             (63,010)
      (Increase)decrease in prepaid expenses                          (79,190)            111,852
       Increase in other assets                                      (260,320)               --
       Increase(decrease) in accounts payable                        (164,620)             96,083
       Increase(decrease) in accrued expenses                         111,118             (35,643)
      Increase in provision for contract
           cancellation                                               200,000                --
      Increase in other liabilities                                   127,388               2,601
                                                                  -----------         -----------
Net cash used in operating activities                              (1,083,571)         (2,021,048)
                                                                  -----------         -----------
Cash flows from investing activities:
     Purchase of plant, property and
        equipment                                                    (144,435)            (77,981)
     Purchase of program rights costs                                    --              (750,000)
     Purchase of investments                                         (200,000)               (653)
     Increase in deferred financing costs                                --                (9,067)
     Acquisition of business, net of cash
         acquired                                                    (245,085)               --
                                                                  -----------         -----------
     Net cash used in investing activities                           (589,520)           (837,701)
                                                                  -----------         -----------
Cash flows from financing activities:
  Decrease in advances from related parties                          (349,943)            (26,039)
  Proceeds from issuance of preferred stock                         4,265,000                --
  Payments for offering costs                                        (974,881)            (22,718)
  Payment of notes payable                                           (850,000)           (874,583)
  Increase liability to minority stockholder                             --                40,326
                                                                  -----------         -----------
   Net cash provided (used) by financing activities                 2,090,176            (883,013)

Effect of exchange rate changes on cash and
 cash equivalents                                                     (84,731)           (225,834)
Net change in cash and cash equivalents                               332,354          (3,515,928)
Cash and cash equivalents at beginning of period                      375,823           4,978,307
Cash and cash equivalents at end of period                        $   708,177         $ 1,462,379
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

     The Company has a nine year lease agreement with Orion Atlantic Satellite Services ("Orion Atlantic"), commencing on August 31, 1996 and extending through August 31, 2005, at a monthly rental fee of $27,240, whereby Orion Atlantic provides the Company with space on its satellite to transmit its broadcast signal to Nethold's uplink facilities in the Netherlands. In May 1997, Nethold and the Company agreed to terminate Nethold's services and the Company is exploring possibilities for others to take over the Orion contract. The Company has recorded a provision for $200,000 at June 30, 1997 relating to possible costs in assigning or terminating this contract and for other expenses incurred or to be incurred as a result of the Nethold contract termination.

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

     The Company has a nine year lease agreement with Orion Atlantic Satellite Services ("Orion Atlantic"), commencing on August 31, 1996 and extending through August 31, 2005, at a monthly rental fee of $27,240, whereby Orion Atlantic provides the Company with space on its satellite to transmit its broadcast signal to Nethold's uplink facilities in the Netherlands. In May 1997, Nethold and the Company agreed to terminate Nethold's services and the Company is exploring possibilities for others to take over the Orion contract. The Company has recorded a provision for $200,000 at June 30, 1997 relating to possible costs in assigning or terminating this contract and for other expenses incurred or to be incurred as a result of the Nethold contract termination.

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
     ***  Filed with Form 10-KSB dated June 30, 1996
     **** Filed with Form 10-QSB dated March 31, 1997

     B. The following reports on Form 8-K have been filed during the quarter ended June 30, 1997:

         None.

                                   SIGNATURE


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of New York, State of New York, on the 28th day of August, 1997.




                              HUNGARIAN BROADCASTING CORP.



                            By   /s/ James H. Season
                            ----------------------------
                            James H. Season
                            Chief Financial Officer and Treasurer