Form 10QSB/A
period 1997-06-30
HUNGARIAN BROADCASTING CORP
filed 1997-09-08
CIK 932554

Securities and Exchange Commission
                             Washington, D.C. 20549


                               Amendment No. 2 to
                                  FORM 10-QSB

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


                       445 Park Avenue, New York, NY 10022
                       -----------------------------------
                    (Address of principal executive offices)

                                 (212) 758-9870
                                 --------------
              (Registrant's telephone number, including area code)


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest possible date:

Common Stock, $.001 par value                           2,585,600 Shares
- -----------------------------                           ----------------
        (Class)                                 (Outstanding at May 30, 1997)

                          HUNGARIAN BROADCASTING CORP.

                                      INDEX


                                                                      Page No.
Part I    Financial Information                                       --------

Consolidated  balance sheets as of June 30, 1997 (unaudited)
   and December 31, 1996 .............................................    2

Consolidated statements of operations for the quarters ended
June 30, 1997 (unaudited) and 1996 (unaudited)  and the six
months ended June 30, 1997 (unaudited) and 1996
(unaudited) ..........................................................    3

Consolidated statements of cash flows for the six months ended
June 30, 1997 (unaudited) and 1996
(unaudited) ..........................................................    4

Notes to consolidated financial statements
(unaudited) ..........................................................    5-8

Management's Discussion and Analysis of Financial Condition
   and Results of Operations .........................................    9


Part II. Other Information ...........................................    14


Signature ............................................................    16

                         PART I. FINANCIAL INFORMATION

                          HUNGARIAN BROADCASTING CORP.

                          CONSOLIDATED BALANCE SHEETS
                               (Expressed in US$)



                                                                    June 30, 1997  December 31, 1996
                                                                    -------------  -----------------
                                                                      (Unaudited)
                                   A S S E T S
Current assets
 Cash and cash equivalents                                         $    708,177    $    375,823
 Accounts receivable, net of allowance for doubtful accounts
     of $28,537 and $28,546                                             740,880         605,826
 Other receivable                                                       600,000            --
 Program rights costs, net of amortization of $807,000
     and $236,000                                                       571,000       1,142,000
  Prepaid expenses and other current assets                             183,235         117,331
  Due from related parties                                              469,000            --
                                                                   ------------    ------------
               Total  current  assets                                 3,272,292       2,240,980
  Plant, property and equipment, net of accumulated depreciation
     of $83,407  and $44,080                                            415,765         443,633
  Movie copyrights                                                      376,143            --
  Movie production                                                      367,602            --
  Broadcast license costs, net of accumulated amortization of
     $884,983 and $669,931                                            1,265,531       1,480,583
  Deferred financing and other intangibles, net of accumulated
     amortization of $38,311 and $28,870                                 49,308          46,329
  Other                                                                    --            89,680

                                                                   ------------    ------------
               Total  assets                                       $  5,746,641    $  4,301,205

                                                                   ============    ============

         L I A B I L I T I E S  A N D  S T O C K H O L D E R S  E Q U I TY

Current liabilities
  Current portion of notes payable                                 $  1,059,996    $  1,867,700
  Accounts payable                                                      527,991         763,821
  Accrued expenses                                                      479,311         387,844
  Due to related parties                                              1,433,564       1,731,737
  Provision for contract cancellation                                   200,000            --
  Other                                                                 223,777          60,852
                                                                   ------------    ------------
               Total current liabilities                              3,924,639       4,811,954
                                                                   ------------    ------------
Minority interest                                                        70,706            --
Commitments and contingencies (Note 6)
Stockholders' equity:
 Preferred stock, $.001 par value - shares authorized
    5,000,000; issued and outstanding 526,500 and 100,000                   527             100
 Common stock, $.001 par value - shares
    authorized 15,000,000; issued and outstanding
    2,585,600 and 2,583,600                                               2,585           2,583
Additional paid-in capital                                           10,420,691       7,119,001
Accumulated deficit                                                  (8,972,303)     (7,758,648)
Cumulative translation adjustment                                       299,796         126,215
                                                                   ------------    ------------
           Total stockholders' equity                                 1,751,296        (510,749)

                                                                   ------------    ------------
          Total liabilities and stockholders' equity               $  5,746,641    $  4,301,205
                                                                   ============    ============




The accompanying notes are an integral part of these consolidated financial statements.
                                       2

                          HUNGARIAN BROADCASTING CORP.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)
             (Expressed in US$, except share and per share amounts)



                                                       Quarter                              Six Months
                                                        Ended                                 Ended
                                             ------------------------------     ----------------------------------
                                               June 30, 1997   June 30,1996     June 30, 1997         June 30,1996
                                             ---------------   ------------     -------------         ------------

Net revenues                                  $ 1,143,344        $   240,910        $ 1,716,859        $   288,437

Expenses
  Other operating costs and expenses              524,490            927,884            934,695          1,230,599
  Amortization of deferred program                285,500            250,000            571,000            250,000
  Amortization of broadcast license costs         106,986            128,897            214,512            223,590
  Selling, general and administrative exp       1,087,969            258,665          2,023,733            795,722
                                              -----------        -----------        -----------        -----------
                                                2,004,945          1,565,446          3,743,940          2,499,911
                                              -----------        -----------        -----------        -----------
  Operating loss                                 (861,601)        (1,324,536)        (2,027,081)        (2,211,474)
  Interest and other income                     1,067,046               --            1,203,987             46,714
  Other expense                                  (200,000)          (200,000)              --
  Interest expense                                (56,677)          (174,858)          (118,460)          (264,886)
  Foreign currency exchange rate gain(loss)       (14,970)              --                4,126               --
                                              -----------        -----------        -----------        -----------
  Net loss                                    $   (66,202)       $(1,499,394)       $(1,137,428)       $(2,429,646)

  Net loss per share                          $     (0.03)       $     (0.58)       $     (0.44)       $     (0.94)

  Weighted average number of
   common shares outstanding                    2,584,600          2,583,600          2,584,100          2,580,550

























The accompanying notes are an integral part of these consolidated financial statements
                                       3

                          HUNGARIAN BROADCASTING CORP.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                               (Expressed in US$)


                                                              Six Months Ended      Six Months Ended
                                                                 June 30, 1997        June 30, 1996
                                                              ----------------      ----------------
Cash flows from operating activities

 Net loss                                                      $(1,137,428)          $(2,429,646)
  Adjustments to reconcile net loss to net cash used
          in operating activities:
             Amortization of intangibles                           839,103               207,769
             Provision for doubtful accounts                        28,537                49,536
             Depreciation                                           50,316                 2,366
             Foreign exchange losses(gains)                         (4,126)              120,266
Changes in operating assets and liabilities
(net of business acquired):
     Increase in accounts receivable                              (249,804)              (83,222)
     Increase in other receivables                                (600,000)                 --
     (Increase)decrease in VAT receivables                          55,455               (63,010)
     (Increase)decrease in prepaid expenses                        (79,190)              111,852
     Increase in other assets                                     (260,320)                 --
     Increase(decrease) in accounts payable                       (164,620)               96,083
     Increase(decrease) in accrued expenses                        111,118               (35,643)
     Increase in provision for contract cancellation               200,000                  --
     Increase in other liabilities                                 127,388                 2,601
                                                               -----------           -----------
Net cash used in operating activities                           (1,083,571)           (2,021,048)
                                                               -----------           -----------
Cash flows from investing activities:
     Purchase of plant, property and equipment                    (144,435)              (77,981)
     Purchase of program rights costs                                 --                (750,000)
     Purchase of investments                                      (200,000)                 (653)
     Increase in deferred financing costs                             --                  (9,067)
     Acquisition of business, net of cash acquired                (245,085)                 --
                                                               -----------           -----------
     Net cash used in investing activities                        (589,520)             (837,701)
                                                               -----------           -----------
Cash flows from financing activities:
  Decrease in advances from related parties                       (349,943)              (26,039)
  Proceeds from issuance of preferred stock                      4,265,000                  --
  Payments for offering costs                                     (974,881)              (22,718)
  Payment of notes payable                                        (850,000)             (874,583)
  Increase liability to minority stockholders                         --                  40,326
                                                               -----------           -----------
   Net cash provided (used) by financing activities              2,090,176              (883,013)

Effect of exchange rate changes on cash and cash equivalents       (84,731)             (225,834)
Net change in cash and cash equivalents                            332,354            (3,515,928)
Cash and cash equivalents at beginning of period                   375,823             4,978,307
Cash and cash equivalents at end of period                     $   708,177           $ 1,462,379
                                                               ===========           ===========






The accompanying notes are an integral part of these consolidated financial statements.
                                        4

                          HUNGARIAN BROADCASTING CORP.

                   Notes to Consolidated Financial Statements
                                   (Unaudited)


1.   Organization and Business

     Hungarian Broadcasting Corp. (the "Company"), which was incorporated in the State of Delaware in September 1994, was organized to acquire interests in companies that have commercial broadcasting licenses to own, develop, expand and operate television stations in Hungary. The Company operates in Hungary through wholly-owned subsidiaries known as HBC (Hungary) Kft. ("HBC Kft."), which was organized in November 1994 and Hungarian Broadcasting Corporation Televizios Rt. ("HBC Rt."), which was organized in May 1997. The Company acquired a 90% interest in VI-DOK Video es Filmgyarto Studio Kft. ("VI-DOK") as of June 1995, and an 80% interest in DNTV Kft. (DNTV) as of May 1995, two Hungarian companies (the "Licensees") which had been granted television licenses by the Hungarian Cultural Ministry in April 1994 to broadcast on Channel AM-Micro A3 ("A3") from July 1994 through June 2000, daily between 6 a.m. and 5 p.m. and between 7.30 p.m. and 6 a.m. with a maximum advertising time of 20%. Broadcasting on A3 commenced in September 1994. The 90% interest in VI-DOK was acquired for $240,000 and the 80% interest in DNTV for $176,000. In September 1996, the Company began broadcasting throughout Hungary and renamed its station "MSAT."

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

     In May 1997, the Company organized a wholly-owned subsidiary, HBC Rt. for an initial investment of $200,000. It is anticipated that HBC Rt. will replace HBC Kft. as the operating subsidiary in Hungary and may be used as a holder of future broadcasting licenses.

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

5.   Related Party Transactions

     Beginning in July 1996, the Company hired Justin Bodle as a consultant for a two year period at a fee of 1,000 shares of non-registered common stock per month. Compensation expenses relating to these consultant services totaled approximately $30,000 for the six months ended June 30, 1997. At June 30, 1997 the Company had accrued $60,000 for these services as the securities had not been paid to the consultant.

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

      LEASES

     During the first quarter of 1997, Nethold Development B.V., the Company's contractor for satellite downlink services with the Astra 1E satellite, notified the Company of its planned to reduce its activities in Hungary and expressed its desire to terminate its satellite contract with the Company. In May 1997, the Company and Nethold signed a termination agreement whereby Nethold's services ended on June 30, 1997. The contract obligates Nethold to pay $1,400,000 as compensation to the Company, $200,000 representing forgiveness of service charges for the period January 1, 1997 through June 30, 1997. To replace this service, the Company contracted with Antenna Hungaria for satellite-to-cable broadcast services using the Amos satellite, which began in late-June 1997.

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

     Management believes that its rapid growth of sales will continue for several reasons. The Company is a new entrant in the Hungarian television market, essentially being available to viewers in Budapest only since

Spring 1996. The April 1996 relaunch was after the Company's initial public offering and marked the beginning of its Western-style entertainment format. Only since Fall 1996 have others in Hungary begun to receive the Company's channel. Over the last few months, national coverage has grown from about 15% to about 43% of all television households. The Company expects to increase its reach to as much as 55% of Hungary's television households as it signs up additional cable companies. DUNA-TV, a satellite-to-cable station begun in 1993 currently has a broadcast reach of approximately 53%. The Hungarian television advertising market in 1996 was about $180 million; $165 million after agency commissions. The Company's current rate of sales represents less than 2.4% of this rapidly growing market. station. Hungarian Broadcasting will face additional competition in November 1997 when a privatized state channel and a new private channel begin broadcasting.

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

Recent Developments

     In April 1997, the Company purchased 77% of Studio 2 Kft., a Budapest based animation studio. This company was purchased from M&A Management Kft., a company wholly-owned by the President of the Company, for $743,819 of which $300,000 was paid in cash and $443,819 was represented by an unsecured note with annual interest of 8 1/2% due December 31, 1997. In July 1997, the Company and M&A Management Kft. agreed to exchange the note for 173,266 non-registered shares of common stock of the Company.

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

     During the first quarter of 1997, Nethold Development B.V., the Company's contractor for its satellite downlink services with the Astra 1E satellite, announced that it planned to reduce its presence in Hungary. In May 1997, the Company signed a termination of services agreement with Nethold whereby Nethold's services terminated on June 30, 1997. The contract further obligated Nethold to pay $1,400,000 as compensation to the Company for the contract termination, $200,000 representing forgiveness of service fees for the period January 1, 1997 through June 30, 1997. The Company recognized $1,000,000 of gain on he Nethold settlement in the second quarter. Also in May 1997, to replace the Nethold services, the Company contracted with Antenna Hungaria to provide satellite-to-cable broadcast services via space that it holds on the Amos satellite. This new satellite transmission service began on June 26, 1997.

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

     Other income was increased by $1,200,000 (offset by an increase of $200,000 in other epenses) due to the settlement contract made with Nethold B.V. The $200,000 expense reserve will be used to offset the costs of assigning or canceling the Orion Atlantic contract and other costs resulting from Nethold's cancellation of services from the Asra 1E satellite. The Company recognized $1,100,000 of nonrecurring profit in the second quarter due to the termination of the Nethold agreement; $1,000,000 of the cash payment and $100,000 of transmission expenses to Nethold that were canceled.

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

     Other income and other expense were each increased by $1,200,000 due to the settlement contract made with Nethold B.V. The expense reserve will be used to offset the costs of assigning or canceling the Orion Atlantic contract and other costs resulting from Nethold's cancellation of services from the Asra 1E satellite. The Company recognized $1,200,000 of nonrecurring profit in the first half due to the termination of the Nethold agreement: $1,000,000 from the cash settlement payment and $200,000 of transmission expenses to Nethold that were cancelled..

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

              (f)  Agreement to purchase shares in DNTV*
              (g)  Agreement to purchase shares in VI-DOK*
              (h)  Letter of intent with Kablecom*
              (i)  Offer from OKK Kft. to Registrant to rent satellite
                   space to Company*
              (j)  Agreement with Land Studios Kft*
              (k)  Lease agreement with Hakon Ltd. for space at Szamado,
                   Budapest*
              (l)  Form of 6% Bridge Note*
              (m)  License to broadcast on A3*
              (n)  Form of Consulting Agreement with J.W. Barclay & Co., Inc.**
              (o) Form of Mergers and Acquisitions Agreement with J.W. Barclay & Co., Inc.**
              (p) Purchase of programming agreement with Power TV Ltd., dated February 28 and July 29, 1996***
              (q)  Satellite space agreement with Nethold Central Europe BV***
              (r) Management and consulting agreement with Justin Bodle dated June 15, 1996.*** (s) Uplink and downlink agreement with Banknet, dated June 26, 1996***
              (t)  Rental lease with Investor Holding Rt. dated
                   June 25, 1996 ***
              (u)  Settlement Agreement with Nethold Development B.V.,
                   dated May 22, 1997 ****
         (21)      Subsidiaries of the Registrant*
- ------------------
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