Form 10QSB
period 1997-09-30
HUNGARIAN BROADCASTING CORP
filed 1997-11-17
CIK 932554

Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-QSB

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


For the Quarter Ended                              Commission File Number
---------------------                              ----------------------
 September 30,1997                                        0-26808


                          HUNGARIAN BROADCASTING CORP.
             (Exact name of Registrant as specified in its charter)



    Delaware                                               13-3787223
    --------                                           ------------------
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest possible date:

Common Stock, $.001 par value                             2,891,491  Shares
-----------------------------                             ------------------
    (Class)                                               (Outstanding at
                                                           November 1, 1997)

                          HUNGARIAN BROADCASTING CORP.

                                      INDEX



                                                                                     PAGE
                                                                                     ----

Part I.  Financial Information

Consolidated balance sheets as of September 30, 1997 (unaudited)
   and December 31, 1996                                                               2

Consolidated statements of operations for the quarters ended September 30, 1997
(unaudited) and 1996 (unaudited) and the nine months ended September 30, 1997
(unaudited) and 1996 (unaudited)                                                       3

Consolidated statements of cash flows for the nine months ended September 30,
1997 (unaudited) and 1996 (unaudited)                                                  4

Notes to consolidated financial statements (unaudited)                               5-8

Management's discussion and analysis of financial condition
   and results of operations                                                         9-13


Part II.  Other Information                                                            14


Signature                                                                              16




                          PART I. FINANCIAL INFORMATION

                          HUNGARIAN BROADCASTING CORP.

                           CONSOLIDATED BALANCE SHEETS
                               (Expressed in US$)

                                                                September 30, 1997      December 31, 1996
                                                                ------------------      -----------------
                                                                   (unaudited)
                                   A S S E T S
Current assets
 Cash and cash equivalents                                         $    331,272          $    375,823
 Accounts receivable, net of allowance for doubtful accounts
   of $23,498 and $28,546                                               508,148               605,826
 Other receivable                                                       226,720                  --
 Program rights costs, net of amortization of $1,092,500
     and $236,000                                                       285,500             1,142,000
 Prepaid expenses and other current assets                              228,179               117,331
  Due from related parties                                              350,000                  --
                                                                   ------------          ------------
               Total  current  assets                                 1,929,819             2,240,980

  Plant, property and equipment, net of accumulated depreciation
     of $81,690  and $44,080                                            413,302               443,633
  Movie copyrights                                                      248,817                  --
  Movie production                                                      513,342                  --
  Broadcast license costs, net of accumulated amortization of
     $987,217 and $669,931                                            1,163,297             1,480,583
  Deferred financing and other intangibles, net of accumulated
      amortization of $10,028 and $28,870                                31,810                46,329
  Other                                                                    --                  89,680
                                                                   ------------          ------------
               Total  assets                                       $  4,300,387          $  4,301,205
                                                                   ============          ============


       L I A B I L I T I E S  A N D  S T O C K H O L D E R S  E Q U I T Y

Current liabilities
  Current portion of notes payable                                 $  1,020,000          $  1,867,700
  Accounts payable                                                      487,405               763,821
  Accrued expenses                                                      375,401               387,844
  VAT payable                                                            59,101                  --
  Due to related parties                                                749,036             1,731,737
  Other                                                                 255,926                60,852
                                                                   ------------          ------------
               Total current liabilities                              2,946,869             4,811,954
                                                                   ------------          ------------
Minority interest                                                        11,147                  --

Commitments and contingencies (Note 9)

Stockholders' equity:
 Preferred stock, $.001 par value - shares authorized 5,000,000;
   issued and outstanding 526,500 and 100,000                               527                   100
 Common stock, $.001 par value - shares authorized 15,000,000;
   issued and outstanding 2,891,491 and 2,583,600                         2,891                 2,583
Additional paid-in capital                                           10,875,208             7,119,001
Accumulated deficit                                                  (9,654,227)           (7,758,648)
Cumulative translation adjustment                                       117,972               126,215
                                                                   ------------          ------------
           Total stockholders' equity                                 1,342,371              (510,749)
                                                                   ------------          ------------
          Total liabilities and stockholders' equity               $  4,300,387          $  4,301,205
                                                                   ============          ============




        The accompanying notes are an integral part of these consolidated financial statements.



                          HUNGARIAN BROADCASTING CORP.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                    (Expressed in US$, except share amounts)



                                                         Quarter                                  Nine Months
                                                          Ended                                      Ended
                                             -------------------------------           ---------------------------------
                                             Sept. 30, 1997    Sept. 30,1996           Sept. 30, 1997      Sept. 30,1996
                                             --------------    -------------           --------------      -------------
Net revenues                                 $   679,645      $   353,315               $ 2,396,504       $   641,752

Expenses
  Other operating costs and expenses             478,484          611,355                 1,613,179         1,841,954
  Amortization of deferred program costs         285,500          250,000                   856,500           500,000
  Amortization of broadcast license costs        102,772          105,763                   317,284           329,353
  Selling, general and administrative exp        662,054          353,848                 2,685,787         1,149,570
                                             -----------      -----------               -----------       -----------
                                               1,528,810        1,320,966                 5,472,750         3,820,877
                                             -----------      -----------               -----------       -----------
Operating loss                                  (849,165)        (967,651)               (3,076,246)       (3,179,125)
Interest and other income                         63,209           25,951                 1,267,196            72,665
Interest expense                                  (9,599          (65,453)                 (128,059)         (330,339)
Foreign currency exchange rate (loss)/gain        37,404          (95,240)                   41,530           (95,240)
                                             -----------      -----------               -----------       -----------
Net loss                                     $  (758,151)     $(1,102,393)              $(1,895,579)      $(3,532,039)
Minority interest                                   --              5,864                        --             5,864
                                             -----------      -----------               -----------       -----------
   Net loss after minority interest          $  (758,151)     $(1,096,529)              $(1,895,579)      $(3,526,175)

Net loss per share                           $     (0.28)     $     (0.42)              $     (0.72)      $     (1.37)

Weighted average number of
   common shares outstanding                   2,749,926        2,583,933                 2,640,651         2,581,678









       The accompanying notes are an integral part of these consolidated financial statements



                          HUNGARIAN BROADCASTING CORP.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                               (Expressed in US$)

                                                           Nine Months Ended      Nine Months Ended
                                                           September 30,1997      September 30, 1996
                                                           -----------------      ------------------
Cash flows from operating activities

 Net loss                                                $(1,895,579)               $(3,526,175)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
             Amortization of intangibles                   1,255,830                    583,826
             Provision for doubtful accounts                  (5,454)                    49,536
             Depreciation                                     68,324                      9,546
             Foreign exchange losses(gains)                  (23,918)                   215,506
             Gain on repayment of notes payable              (16,600)                      --
             Minority interest                               (14,791)                      --

Changes in operating assets and liabilities
 (net of business acquired):
    (Increase)decrease in accounts receivables                50,655                   (300,582)
     Increase in other receivables                          (231,289)                      --
     Increase in VAT receivables                                --                      (22,677)
    (Increase)decrease in prepaid expenses                  (127,983)                    78,328
     Decrease in other assets                                 89,680                       --
     Increase(decrease) in accounts payable                  (93,214)                    55,054
     Increase in accrued expenses                              2,888                     34,851
     Increase in VAT payable                                  36,251                       --
     Increase(decrease) in other liabilities                 192,028                   (199,259)
                                                         -----------                -----------
Net cash used in operating activities                       (713,172)                (3,022,046)
                                                         -----------                -----------
Cash flows from investing activities:
     Purchase of plant, property and equipment               (43,782)                  (296,673)
     Purchase of program rights costs                           --                     (750,000)
     Purchase of investments                                (200,000)                      (653)
     Acquisition of business, net of cash acquired          (241,630)                      --
                                                         -----------                -----------
     Net cash used in investing activities                  (485,412)                (1,047,326)
                                                         -----------                -----------
Cash flows from financing activities:
  Decrease in advances from related parties               (1,178,326)                   (75,975)
  Proceeds from issuance of common stock                        --                       10,000
  Proceeds from issuance of preferred stock                4,265,000                    450,000
  Payments for offering costs                               (974,881)                  (127,284)
  Payment of notes payable                                  (880,000)                  (874,583)
  Increase liability to minority stockholders                   --                       40,326
                                                         -----------                -----------
   Net cash provided (used) by financing activities        1,231,793                   (577,516)

Effect of exchange rate changes on cash and
  cash equivalents                                           (77,760)                   238,448
Net change in cash and cash equivalents                      (44,551)                (4,408,440)
Cash and cash equivalents at beginning of period             375,823                  4,978,307
Cash and cash equivalents at end of period               $   331,272                $   569,867
                                                         ===========                ===========




       The accompanying notes are an integral part of these consolidated financial statements.

                          HUNGARIAN BROADCASTING CORP.

                   Notes to Consolidated Financial Statements
                                   (Unaudited)

1.   Organization and Business

     Hungarian Broadcasting Corp. (the "Company"), which was incorporated in the State of Delaware in September 1994, was organized to acquire interests in companies that have commercial broadcasting licenses to own, develop, expand and operate television stations in Hungary. The Company operates in Hungary through wholly-owned subsidiaries known as HBC (Hungary) Kft. ("HBC Kft."), which was organized in November 1994 and Hungarian Broadcasting Corporation Televizios Reszventyarsasag. ("HBC Rt."), which was organized in May 1997. The Company acquired a 90% interest in VI-DOK Video es Filmgyarto Studio Kft. ("VI-DOK") as of June 1995, and an 80% interest in DNTV Kft. (DNTV) as of May 1995, two Hungarian companies (the "Licensees") which had been granted television licenses by the Hungarian Cultural Ministry in April 1994 to broadcast on Channel AM-Micro A3 ("A3") from July 1994 through June 2000, daily between 6 a.m. and 5 p.m. and between 7.30 p.m. and 6 a.m. with a maximum advertising time of 20%. Broadcasting on A3 commenced in September 1994. In September 1996, the Company began broadcasting throughout Hungary and renamed its station "MSAT."

     The operations of the Company are essentially in Hungary where the majority of revenues and expenditures are incurred. At September 30, 1997 and December 31, 1996, respectively, 64% and 62% of total assets, and 32% and 24% of total liabilities of the Company were maintained in the Company's Hungarian subsidiaries' accounts.

     In April 1997, the Company acquired a 77% interest in Studio 2 Kft., incorporated in Budapest, Hungary. See Note 2 -- "Acquisition."

     In May 1997, the Company organized HBC Rt., a wholly-owned subsidiary, for an initial investment of $200,000. HBC Rt. has replaced HBC Kft. as the operating subsidiary in Hungary. The Rt. format provides greater flexibility to the Company in conducting its business.

      In September 1997, the Company, pursuant to a contract between HBC Rt. and Antenna Hungaria, began broadcasting 24 hours per day on a newly available channel in the AM Micro broadcasting system in Budapest. Terms of the contract provide for broadcasting rights indefinitely into the future.

     In November 1997, the Company was awarded a national television license for its satellite operations. This license allows the Company to broadcast its programming without code, which lowers the cost of reception by cable television companies and by direct-to-home customers.

2.    Acquisition

     In April 1997, the Company acquired 77% of the issued and outstanding stock of Studio 2 Kft., a Budapest based animation studio. This company was purchased from M&A Management Kft., a company wholly owned by the President and Chief Executive Officer of the Company, for $743,819, of which $300,000 was paid in cash and $443,819 was represented by an unsecured note with annual simple interest of 8 1/2 % due December 31, 1997. The acquisition has been accounted for as a purchase and, accordingly, the results of Studio 2 Kft. have been included in the Company's consolidated financial statements from the date of acquisition. The purchase price of $743,819 has been fully allocated to the underlying assets of Studio 2 Kft. based upon their respective fair values at the time of acquisition. The unsecured note was subsequently converted into equity in July 1997, when M&A Management Kft. received 173,266 shares of unregistered common stock in the Company. The Company recognized no gain or loss on the conversion.

                          HUNGARIAN BROADCASTING CORP.

                   Notes to Consolidated Financial Statements
                                   (Unaudited)

4.   Notes Payable

     On June 30, 1997, promissory notes totaling $1,060,000 were due. The company offered the note holders compensation to extend the notes for one year to June 30, 1998. Note holders representing $740,000 of the outstanding debt agreed, in writing, to extend the maturity date on the notes. Note holders representing $40,000 of the outstanding debt requested immediate repayment and the note holders comprising the remaining balance either agreed orally to the extension or have not responded to the Company's inquiries. Note holders agreeing to the extension were paid 50% of the interest accrued as of June 30, 1997 and received 2,500 common stock purchase warrants per unit on November 1, 1997; the market value which equaled $1 1/4 per warrant at their date of grant. Note holders requiring immediate repayment were paid at a price below the notes carrying value. The Company has recognized a gain of $16,600 from the debt repayment.

5.   Preferred Stock

     In September 1996, February 1997 and March 1997, the Company sold a total of 526,500 shares of Series A convertible cumulative redeemable preferred stock ("Preferred Stock"). Each share of Preferred Stock is convertible into two shares of common stock and is entitled to cumulative annual dividends of $1.20, payable on September 15 of each year. The Company may, at its option, pay dividends in shares of common stock, in lieu of cash. In September 1997, the Company issued 131,625 shares of unregistered common stock as payment in full for the dividends due. The Company's dividend obligation of $631,800 was paid with unregistered common stock with a fair market value of $410,684 (reflecting a 35% discount due to the restricted nature of the common stock).

6.   Change in Accounting Standards

     Statement of Financial Accounting Standards No. 128, "Earnings Per Share," is effective for periods ending after December 15, 1997, including interim periods. This statement simplifies the existing computational guidelines, revising the disclosure requirements, and increasing the comparability of earnings per share data on an international basis. The Company intends to fully adopt SFAS 128 for the year ended December 31, 1997, but has not yet determined the impact of the implementation of this statement.

     Statement of Financial Accounting Standard No. 130, "Reporting Comprehensive Income," is effective for fiscal years beginning after December 15, 1997, including interim periods. This statement establishes standards for reporting and displaying comprehensive income and its components in a full set of general-purpose financial statements. The Company intends to adopt SFAS 130 for the quarter ended March 31, 1998.

7.   Financial Information

     Financial data as of December 31, 1996 was derived from the audited consolidated financial statements of the Company and should be read in conjunction with those consolidated financial statements and related notes. In the opinion of management, the accompanying unaudited consolidated financial statements of the Company include all adjustments necessary to present fairly its financial position as of September 30, 1997, and operating results and cash flows for the nine months then ended. For additional information, see the notes to the Company's audited consolidated financial statements for the year ended December 31, 1996 which are included in the Company's Annual Report filed on Form 10-KSB with the Securities and Exchange Commission.

                          HUNGARIAN BROADCASTING CORP.

                   Notes to Consolidated Financial Statements
                                   (Unaudited)

8.   Related Party Transactions

     Beginning in July 1996, the Company hired Justin Bodle as a consultant for a two year period at a fee of 1,000 shares of unregistered common stock per month. Compensation expense relating to these consultant services totaled approximately $45,000 for the nine months ended September 30, 1997. At September 30, 1997 the Company had accrued $75,000 for these services as the securities had not been issued to the consultant.

     In February 1997, the Company loaned Euroweb International Corp. (formerly Hungarian Teleconstruct Corp.), a company formerly run by officers and directors of the Company, $350,000 bearing 6% interest due June 30, 1997 secured by a previously outstanding note to the related party. Subsequently, the note was extended until June 30, 1998.

     In July 1997, the Company granted the Chief Accountant and the Chief Financial Officer 10,000 and 20,000 stock options, respectively, pursuant to the Company's stock option plan as amended in June 1996. The options, which have a five year expiration, were granted at their fair market value of $3.50. Each option may be exchanged for one share of the Company's common stock.

9.   Commitments and Contingencies

     Consulting and Compensation Agreements

     In January 1996, an officer/director resigned, forfeited remaining payments on an employment contract and canceled an option to purchase 40,000 shares of Common Stock. At the time, the Company agreed to pay this officer/director $144,000 if there were a change of control of the Company prior to January 17, 1998.

     In September 1997, the Company terminated its contract, entered into in April 1997, with a Budapest-based securities broker to initiate a Hungarian offering jointly with another Hungarian investment firm, of up to 1,500,000 Global Depository Receipts ("GDR' s"). As an alternative, in September 1997, the Company contracted with another investment banking firm to manage and arrange the private placement of a debt offering of up to $5,000,000. The issued debt will be convertible into the Company's common stock. Proceeds from the offering, planned for the first quarter of 1998, will be used to repay the notes, fund operations and finance the Company's growth.

     At September 30, 1997, the Company was not in compliance with the new NASDAQ Small Cap listing requirements. The new criteria requires companies to maintain net tangible assets, defined as total assets, excluding goodwill, minus total liabilities, of $2.0 million or net income in the latest fiscal year, or in two of the last three years, of $500,000 or a market capitalization of $ 35.0 million. The Company has until February 22, 1998 to comply with these requirements or it may be delisted from the NASDAQ Small Cap market and instead listed on the NASDAQ Bulletin Board. The Company is pursuing several strategies, including the sale of additional common shares, to meet these new listing requirements.

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

                          HUNGARIAN BROADCASTING CORP.

                   Notes to Consolidated Financial Statements
                                   (Unaudited)

The contract obligated Nethold to pay $1,400,000 as compensation to the Company ($200,000 representing forgiveness of service charges for the period January 1, 1997 through June 30, 1997). After receiving final payment in October 1997, total cash received was $30,000 less than the contracted amount, representing the fee charged the Company for the late return of Nethold's equipment. To replace this service, the Company contracted with Antenna Hungaria for satellite-to-cable broadcast services using the Amos satellite, which began in late-June 1997.

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

     Legal Proceeding

     TV3, a competitor of the Company, which was granted a six year, 24 hour per day microwave license on the AM Micro system in Budapest, applied to the Ministry of Culture to overturn the grant of the licenses to the Licensees and NAP TV made in March 1994 on the ground that proper procedures were not followed because the authority of the committee that awarded the licenses had expired prior to the date that the licenses were granted. The Ministry of Culture denied the application and held that even if a new committee were acting, it would also have granted the licenses to the Licensees and to NAP TV. TV3 thereafter instituted a legal action in December 1994 against the Ministry of Culture, but not against either of the Licensees, to overturn its decision in awarding the licenses in the Metropolitan Court of Budapest. At a hearing, the Municipal Court ordered the Ministry to follow prescribed procedures and make a new decision. The Ministry appealed this decision to the Appeals Court of Budapest. In April 1995, the Company received a letter from the Ministry confirming that the licenses had been granted to the Licensees and that the Licensees may operate in accordance with the terms of the licenses. In November 1995, the Appeals Court vacated the decision of the Metropolitan Court on the ground that no notice of the hearing had been given to the Licensees (which had not had an opportunity to appear at the hearing). The Appeals Court further ruled that the only issue to be decided by the Municipal Court is whether the Ministry's committee was properly constituted to grant the licenses and remanded the matter for a hearing in the Fall 1996 term. In particular, the Appeals Court ruled that the Metropolitan Court does not have jurisdiction to revoke the grant of the licenses or otherwise modify the decision of the Ministry's committee and, accordingly, the Licensees may continue to operate under the licenses, pending final determination by the Ministry committee. In its ruling in June 1996, the Metropolitan Court ruled in favor of the Company. Subsequently, TV3 has requested a review of this matter by the Supreme Court, which is currently pending. If this ruling is overturned, this would have no adverse effect on the Company's ability to continue broadcasting as the Company began broadcasting under a new contract, granted by Antenna Hungaria, on a new AM Micro channel in September 1997.

10.   Subsequent Events

     In October 1997, the Company agreed in principle with a nonaffiliated entity (on a 50-50 ownership basis) to form a provider of teletext services in Hungary. The business is to be named SAT-TEXT Kft Ltd. The amount of funding and other terms are being negotiated.

     In October 1997, M&A Management Kft. advanced $100,000 to the Company and an additional $25,000 to Studio 2 Kft. These advances were both used to fund operations.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

     The Company is the leading satellite-to-cable television broadcaster in Hungary. The station distributes to 1.6 million households or 43% of all television households in the country. The Company's strategy is to continue to expand its broadcasting reach, promote its Western-style programming and aggressively pursue additional advertising. The Company expects to benefit from the projected high rates of growth for television advertising in Hungary. In October 1997, two new private national television stations began broadcasting; one on a newly activated terrestrial frequency and the other on the frequency formerly held by one of the state channels.

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

     In September 1996, the Company began transmitting its signal from the Astra 1E Satellite and in October 1996, the station was renamed "MSAT." In July 1997, the Company switched its satellite transmission service from the Astra satellite to the Amos satellite. In September 1997, the Company contracted for a new AM Micro channel and began broadcasting 24 hours per day on the Budapest microwave system. In November 1997, ORTT, the television regulatory body in Hungary, awarded the Company a national license to broadcast via satellite. This license permits the Company to send its digital signal without code. Accordingly, cable television companies and direct-to-home customers can receive the signal without having to acquire expensive decoders.

     The Company's revenues are derived primarily from the sale of television advertising to international, national and local advertisers. Billing is determined by the program ratings as measured by AGB-Hungarian Meter System, an independent audience rating service. The Company's direct customers are generally fewer than a dozen international advertising agencies that arrange the broadcast of commercials for their clients. The Company engages in certain barter transactions in which it exchanges unsold commercial airtime for services and goods. In addition, the Company receives small payments from cable operators who contract to carry MSAT's signal. The Company experiences seasonality, with advertising sales tending to be lowest in January of each year as the major advertising agencies negotiate the next year's buy and in the summer months of July and August. The highest level of advertising activity is during the fourth quarter of each year as new programming is often launched in the Fall and advertising tends to increase as Christmas approaches. Because of new entrants in the market in the fall of 1997, revenues for established stations will be reduced in the fourth quarter due to this increased competition

     The primary expenses incurred in operating a broadcasting station are programming costs, employee salaries, broadcast transmission expenses and selling, general and administrative expenses.

     The Company is currently operating with expenses (excluding non-cash items such as amortization, depreciation, barter expense and foreign exchange gains or losses) of approximately 85 million forints ($430,000, at current exchange rates) per month and anticipates this approximate level to continue through 1998.
                                        9

     Since the station was relaunched in April 1996, revenues have grown rapidly. Revenues (before barter) of nine million forints in May 1996 have risen to 39 million forints in November 1996 and to about 70 million forints ($350,000) in October 1997.

     Once the impact of the new stations are absorbed in the market, management believes that its growth of sales will continue for several reasons. The Company is a new entrant in the Hungarian television market, essentially being available to viewers in Budapest only since spring 1996. The April 1996 relaunch was after the Company's initial public offering and marked the beginning of its Western-style entertainment format. Only since Fall 1996 have others in Hungary begun to receive the Company's channel. And only since September 1997 have viewers in the important Budapest microwave market received the Company's programs in the 5:00 PM to 7:30 PM time period. Over the last few months, national coverage has grown from about 15% to about 43% of all television households. The Company expects to increase its reach to as much as 60% of Hungary's television households as it signs up additional cable companies and benefits from a growing direct-to-home market. DUNA-TV, a government-owned satellite-to-cable station begun in 1993, currently has a broadcast reach of approximately 53%. The Hungarian television advertising market in 1996 was about $190 million ($165 million after agency commissions). The market is expected to grow to about $230 million in 1997. The Company's current rate of sales is less than 3% of the market. Since October 1997, Hungarian Broadcasting has faced additional competition from two new private television channels.

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

     The Company's revenues and a majority of expenses are denominated in Hungarian forints. Accordingly, the business operations of the Company are impacted only to a limited degree by foreign exchange fluctuations. Inflation also is of limited direct importance. In Hungary, advertising in general and television advertising in particular have consistently grown more rapidly than the rate of inflation. Of greater importance, is the potential impact of currency fluctuations and inflation on the health of the Hungarian economy. Growth in Hungarian television advertising is directly impacted by the overall health and growth of the Hungarian economy.

     The Company operates with studio licenses, an AM-Micro license and a national broadcasting license for satellite operations.

     The Company has built its business from start up. During the quarter ended December 31, 1995, the Company emerged from its development stage. Although the Company has displayed rapid growth in sales, and sales have recently grown to approach cash expenses, there is no assurance that the Company will generate enough revenue to pay its costs. The Company will also have to deal with the increased competition from two new national television stations.

Recent Developments

     During the first quarter of 1997, Nethold Development B.V., the Company's contractor for satellite downlink services with the Astra 1E satellite, notified the Company of its plans to reduce its activities in Hungary and expressed its desire to terminate its satellite contract with the Company. In May 1997, the Company and Nethold signed a termination agreement whereby Nethold's services ended on June 30, 1997. The contract obligated Nethold to pay $1,400,000 as compensation to the Company ($200,000 representing forgiveness of service charges for the period January 1, 1997 through June 30, 1997). After receiving final payment in October 1997, total cash received was $30,000 less than the contracted amount, representing the fee charged the Company for the late return of Nethold's equipment. To replace this service, the Company contracted with Antenna Hungaria for satellite-to-cable broadcast services using the Amos satellite, which began in late-June 1997.

     The Company has a nine year lease agreement with Orion Atlantic Satellite Services ("Orion Atlantic"), commencing on August 31, 1996 and extending through August 31, 2005, at a monthly rental fee of $27,240, whereby Orion Atlantic provides the Company with space on its satellite to transmit its broadcast signal to Nethold's uplink facilities in the Netherlands. In May 1997, Nethold and the Company agreed to terminate Nethold's services and the Company is exploring possibilities for others to take over the Orion contract. The Company believes that it will not incur any penalties or fees associated with the termination of this contract,

     In May 1997, the Company organized HBC Rt., a wholly-owned subsidiary, for an initial investment of $200,000. HBC Rt. has replaced HBC Kft. as the operating subsidiary in Hungary. The Rt. format provides greater flexibility to the Company in conducting its business.

     On June 30, 1997, promissory notes totaling $1,060,000 were due. The company offered the note holders compensation to extend the notes for one year to June 30, 1998. Note holders representing $740,000 of the outstanding debt agreed, in writing, to extend the maturity date on the notes. Note holders representing $40,000 of the outstanding debt requested immediate repayment and the note holders comprising the remaining balance either agreed orally to the extension or have not responded to the Company's inquiries. Note holders agreeing to the extension were paid 50% of the interest accrued as of June 30, 1997 and received 2,500 common stock purchase warrants per unit on November 1, 1997; the market value which equaled $1 1/4 per warrant at their date of grant. Note holders requiring immediate repayment were paid at a price below the notes carrying value. The Company has recognized a gain of $16,600 from the debt repayment.

      In September 1997, the Company, pursuant to a contract between HBC Rt. and Antenna Hungaria, began broadcasting 24 hours per day on a newly available channel in the AM Micro broadcasting system in Budapest. Terms of the contract provide for broadcasting rights indefinitely into the future. This new agreement improves and supersedes the Company's prior contract (held by the Licensees) that provided for limited broadcasting time (excluding 5:00 PM to 7:30 PM daily) with a termination date of July 1, 2000.

     In September 1997, the Company terminated its contract, entered into in April 1997, with a Budapest-based securities broker to initiate a Hungarian offering jointly with another Hungarian investment firm, of up to 1,500,000 Global Depository Receipts ("GDR's"). As an alternative, in September 1997, the Company contracted with another investment banking firm to manage and arrange the private placement of a debt offering of up to $5,000,000. The issued debt will be convertible into the Company's common stock. Proceeds from the offering, planned for the first quarter of 1998, will be used to repay notes, fund operations and finance the Company's growth

     At September 30, 1997, the Company was not in compliance with the new NASDAQ Small Cap listing requirements. The new criteria requires companies to maintain net tangible assets, defined as total assets, excluding goodwill, minus total liabilities, of $2.0 million or net income in the latest fiscal year, or in two of the last three years, of $500,000 or a market capitalization of $35.0 million. The Company has until February 22, 1998 to comply with these requirements or it may be delisted from the NASDAQ Small Cap market and instead listed on the NASDAQ Bulletin Board. The Company is pursuing several strategies, including the sale of additional common shares, to meet these new listing requirements.

     In October 1997, the Company agreed in principle with a nonaffiliated entity (on a 50-50 ownership basis) to form a provider of teletext services in Hungary. The business is to be named SAT-TEXT Kft Ltd. The amount of funding and other terms are being negotiated.

     In October 1997, M&A Management Kft., a company wholly owned by the President and Chief Executive Officer of the Company, advanced $100,000 to the Company and an additional $25,000 to Studio 2 Kft. These advances were both used to fund operations.

     In November 1997, the Company was awarded a national television license for its satellite operations. This license allows the Company to broadcast its programming without code, which lowers the cost of reception by cable television companies and by direct-to-home customers.

 Results of Operations

     QUARTER ENDED SEPTEMBER 30, 1997 COMPARED TO QUARTER ENDED
      SEPTEMBER 30, 1996

     The Company's revenues increased by $326,330 or 92% to $679,645 in the quarter ended September 30, 1997 from $353,315 in the quarter ended September 30, 1996. The increase is attributable to the general increase in advertising at the station, largely due to the increased market reach of the station. Barter revenues were about $74,000 for the period compared to negligible barter revenues in the earlier period.

     Other operating costs and expenses, including amortization of deferred program costs, decreased by $97,371 to $763,984 in the quarter ended September 30, 1997 from $861,355 in the quarter ended September 30, 1996. This decrease primarily reflects a reclassification of some expenditures from operating costs to selling, general and administrative expenses since the prior period. .

     Amortization of the broadcast license costs of $102,772 and $105,763 for the two periods, respectively, reflects the amortization of the initial costs of the licenses over the remaining lives of the licenses ending in July 2000. In September 1997, a 24 hour license of indefinite duration was awarded to HBC Rt.

     Selling, general and administrative expenses increased $308,206 to $662,054 for the quarter ended September 30, 1997 from $353,848 in the quarter ended June 30, 1996. This increase reflects both a reclassification of some expenditures from operating costs to selling, general and administrative expenses since the prior period and larger sales and management staffs and the increased cost of their support.

     NINE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED TO NINE MONTHS ENDED
          SEPTEMBER 30, 1996

     The Company's revenues increased by $1,754,752 or 273% to $2,396,504 in the nine months ended September 30, 1997 from $641,752 in the nine months ended September 30, 1996. The increase is attributable to the general increase in advertising at the station, particularly since the station's relaunch in April 1996. Barter revenues were about $273,000 for the period compared to negligible barter revenues in the prior year period.

     Other operating costs and expenses, including amortization of deferred program costs, increased by $127,725 to $2,469,679 in the nine months ended September 30, 1997 from $2,341,954 in the nine months ended September 30, 1996. This increase reflects the increased costs of the station mostly offset by a reclassification of some expenditures from operating costs to selling, general and administrative expenses since the prior period. .

     Amortization of the broadcast license costs of $317,284 and $329,353 for the two periods, respectively, reflects the amortization of the initial costs of the licenses over the remaining life of the license ending in July 2000. In September 1997, a 24-hour license of indefinite duration was awarded to HBC Rt.

     Selling, general and administrative expenses increased $1,536,217 to $2,685,787 for the nine months ended September 30, 1997 from $1,149,570 in the nine months ended September 30, 1996. This increase reflects both reclassification of some expenditures from operating costs to selling, general and administrative expenses since the prior period and larger sales and management staffs and the increased cost of their support in the more recent period.

     Interest income and other income were increased by $1,194,531, of which $1,170,000 was due to the settlement contract made with Nethold B.V.. The Company recognized $1,170,000 of nonoperating income in the first nine months due to the termination of the Nethold agreement consisting of $970,000 from the cash settlement payment and $200,000 of transmission expenses to Nethold that were cancelled.

Plan of Operation

     The Company has historically derived its cash for capital expenditures, working capital and operations primarily from the sale of securities to and borrowing from investors. As the broadcasting station has established itself in the market and as its broadcasting reach has expanded through satellite-to-cable distribution, the Company's cash flow and revenues have risen significantly, so that currently a majority of cash needed to operate the Company is derived from operations. Cash generation for the fourth quarter of 1997 is expected to be less than operating requirements and below the Company's previous plan. This has largely been due to the increased competition provided by the entrance of two new stations into the market. Management believes that in 1998, however, the Company will generate more cash from its business, both due to higher prices and to increased advertising volumes, than will be required to pay its operating costs.

       Net cash used in operating activities was $713,172 and $3,022,046 for the nine months ended September 30,1997 and September 30, 1996, respectively. Starting in April 1996, the Company made significant expenditures in providing an entertainment format and, beginning in fall 1996, in gaining satellite-to-cable distribution. Only in recent months have revenues grown significantly to mostly offset these expenditures.

     Comparing September 30, 1997 balance sheet items with those of December 31,1996, $850,000 of notes payable and $526,500 due to a related party for program acquisition costs were paid out of proceeds of funds raised in the Company's February 1997 offering of Units.

     Other receivable increased by $226,720; $170,000 representing the balance of monies owed to the Company pursuant to the Nethold settlement. Due from related parties primarily represents a $350,000 loan due June 30, 1998 made to Euroweb International Corp. (formerly Hungarian Teleconstruct Corp., a company partially owned and formerly operated by an officer/director of the Company). Movie copyright and movie production assets relate to the acquisition of Studio 2 Kft. And the minority interest provision represents the ownership interest by others in Studio 2 Kft.

     The Company has only limited capital spending requirements. It rents its operations building. While its studio equipment also is leased, the Company intends to purchase its current equipment, or other similar equipment, at advantageous prices. The Company purchases its programming in advance pursuant to short-term contracts.

     The Company believes that its existing cash balance, cash from future operations and the net proceeds from a planned convertible debt offering will be sufficient to fund the Company's operations for the next twelve months. There is no assurance, however, that the planned offering will be consummated, or that revenues will increase as expected. If the planned offering is delayed or canceled, the Company may need to raise funds from financial institutions or from other investors.

Foreign Currency

     The Company's broadcasting operations in Hungary incur both general revenues and operating expenses in Hungarian forints. A portion of the Company's expenses, primarily programming, is denominated mostly in United States dollars. Assets and liability accounts are translated from Hungarian forints into United States dollars at period-end exchange rate; income and expense accounts are translated at the average exchange rate for the period. The resulting translation adjustments are reflected in a separate component of stockholders' equity. Currency translation adjustments relating to transactions of the Company and its subsidiaries in currencies other than the functional currency of the entity involved are reflected in the operating results of the Company.

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

          (q)  Satellite space agreement with Nethold Central Europe BV***
          (r)  Management and consulting agreement with Justin Bodle dated
               June 15, 1996.*** (s) Uplink and downlink agreement with Banknet, dated June 26, 1996***
          (t)  Rental lease with Investor Holding Rt. dated June 25, 1996 ***
          (u)  Settlement Agreement with Nethold Development B.V.,
               dated May 22, 1997****
     (21)      Subsidiaries of the Registrant*
------------------
     *    Filed with Registration Statement No. 33-96674
     **   Filed with Registration Statement No.  333-13371
     ***  Filed with Form 10-KSB dated June 30, 1996
     **** Filed with Form 10-QSB dated March 31, 1997

     B. The following reports on Form 8-K have been filed during the quarter ended September 30, 1997:

         None.

                                    SIGNATURE


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of New York, State of New York, on the 17th day of November, 1997.




                              HUNGARIAN BROADCASTING CORP.



                            By   /s/ James H. Season
                            ----------------------------
                            James H. Season
                            Chief Financial Officer and Treasurer