Form 10KSB/A
period 1997-12-31
HUNGARIAN BROADCASTING CORP
filed 1998-04-17
CIK 932554

HUNGARIAN BROADCASTING CORP.
             (Exact Name of Registrant as specified in its charter)

        DELAWARE                                          13-3787223
   -------------------------------                  ---------------------
  (State or other jurisdiction of                      (I.R.S. Employer
   incorporation or organization)                     Identification No.)

                     445 PARK AVENUE, 15TH FLOOR, NEW YORK NY 10022
                     ----------------------------------------------
                    (Address of principal executive offices)


                                   FORM 10-KSB
                                 AMENDMENT NO. 1

       THIS AMENDMEMENT IS BEING FILED TO CORRECT A CLERICAL ERROR WHEREBY

          INCORRECT FINANCIAL PAGES WERE INCLUDED IN THE ORIGINAL FILING

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                   FORM 10-KSB

                                 Amendment No. 1


[ X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                                       OR

[   ]    TRANSITIONAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

For the year ended December 31, 1997

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

         TITLE OF EACH CLASS
Common Stock, par value $.001 per share
Common Stock Purchase Warrants
Series A Preferred Stock, par value $.001 per share

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. Yes No [X]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [ ]

Registrant had revenues of $2,981,260 for the year ended December 31, 1997. As of April 3, 1998, 7,897,372 shares of Common Stock were outstanding of which 3,869,106 shares were held by non-affiliates of the Company. The aggregate market value of the Common Stock held by non-affiliates of the Company as of April 3, 1998 was $34,551,116 (based upon the closing price on such date on NASDAQ).

                       DOCUMENTS INCORPORATED BY REFERENCE
                                      None

Document contains 28 pages and 22 financial pages. Exhibits are on page 26.

                                     PART I

ITEM 1.  BUSINESS

     (A) GENERAL DEVELOPMENT OF BUSINESS

     1.  INDUSTRY OVERVIEW

     Private commercial television stations (those which derive the majority of their revenues from the sale of advertising and are owned by entities other than government entities) generally began broadcasting in the United States in the 1940s, in parts of Western Europe in the 1950s, in Germany in the 1980s, and in Scandinavia and Central Europe (including Hungary) in the 1990s. Commercial television has become an important medium for advertisers in the more developed advertising markets. For example, in 1996, television advertising expenditures totaled about $38 billion in the United States and about $23 billion in 16 countries of Western Europe.

     An advertising industry has been developing in Hungary since 1991. Based on a report published by Saatchi & Saatchi/Zenith Media World Wide, television advertising expenditures increased from $45 million in 1991 to $107 million in 1992, $128 million in 1993, $138 million in 1994, $157 million in 1995 and $191 million in 1996. In a February 1998 Newsletter, Zenith Media stated that television advertising expenditures in Hungary for 1997 were $267 million, an increase of 40% from the year earlier. This estimate has not been confirmed. Members of the industry expect television advertising expenditures in Hungary to increase at double-digit rates into the future.

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

     2.  GENERAL

     Hungarian Broadcasting Corp. (the "Company" or "HBC") was formed in September 1994 to acquire majority interests in companies owning broadcasting licenses and become the operator of the licensed broadcasting stations.

     Hungary has three state owned and operated television channels - Magyar Television I ("MTV 1"), which started broadcasting in 1957, Magyar Television 2 ("MTV 2"), which started broadcasting in 1972 and DUNA TV, which started to broadcast via satellite in 1993. The signals of MTV 1 are broadcast over-the-air (terrestrial) and are transmitted by Antenna Hungaria, a state owned company which built, owns and operates a trunk network consisting of 19 transmitter stations and 90 relay stations. In addition to transmitting by satellite, MTV 2 and DUNA TV transmit by terrestrial microwave transmission. It is estimated that MTV 1 reaches 98% of the television households of Hungary, MTV 2, approximately 35% and DUNA TV, approximately 48%. The signals of MTV 1 can be received by conventional home antennas. However, a satellite dish is required to receive the satellite transmission of MTV 2 and DUNA TV, or a dish type microwave antenna is required to receive their microwave transmissions.

     The commercial national stations, TV2 and RTL Klub, were launched in October 1997. TV2 reaches 93% of the population and RTL Klub reaches 86%. In addition, the Company's station, MSAT, competes with two other satellite-to-cable stations that are also carried by Budapest's MMDS (multichannel multipoint distribution service) microwave system, TV3 with a reach of about 35% and Sziv TV ("Sziv") with a reach of about 35%. In January 1998, Hungarian Broadcasting Corp. purchased the company that owns Sziv.

     In 1994, based on a decree enacted by the Hungarian Parliament in July 1993, the Hungarian Ministry of Culture and Education made a tender offer open only to holders of studio licenses for a license to broadcast over Channel A3 using AM-Micro technology over an area of Budapest plus 30 km (18 miles). Fourteen contenders applied for the license. The licenses were given to three of the contenders as follows, each for the time period specified below, from July 1, 1994 to July 1, 2000.

     VI-DOK: Mondays, Wednesdays, Fridays and Sundays from 6:00 a.m.-- 5:00 p.m. and 7:30 p.m.--6:00 a.m.
     DNTV: Tuesdays, Thursdays and Saturdays from 6:00 a.m.--5:00 p.m. and 7:30 p.m.--6 a.m.
     NAP TV: daily from 5:00 p.m.--7:30 p.m.

     VI-DOK and DNTV (the "Licensees") had no prior television broadcasting experience. DNTV was organized in February 1994 and VI-DOK was organized in December 1991. The Ministry granted licenses to DNTV and to VI-DOK in March 1994. VI-DOK then organized Pest-Buda Televizio Kft ("Pest-Buda") in March 1994 as a vehicle from which to conduct the broadcasting operations under the license. Between the date of grant and the commencement of broadcasting on A3 (since renamed "MSAT") in September 1994, DNTV and VI-DOK devoted their energies to seeking an equity partner. The two companies started broadcasting in September 1994 as a music channel using broadcasting facilities of others rather than their own studios to provide programming and technical personnel.

     VI-DOK and DNTV, acting jointly thereafter sought an equity partner. In November 1994, the Company commenced negotiations to acquire majority interests in each of the two licensed companies. At the same time, the Company agreed to provide loans aggregating approximately $2.1 million to the Licensees to help finance their operating and programming costs (which loans were to be deemed capital contributions in the event the acquisitions were completed) until it could complete its due diligence in connection with the acquisitions. The Company then recruited a management staff, a sales staff and a station operating staff and completed its acquisition as to DNTV in May 1995, and as to VI-DOK, in June 1995. The Company acquired 90% and 80% of the capital interests of VI-DOK and DNTV for $240,000 and $176,000, respectively, from the existing owners of VI-DOK and DNTV and contributed the loans to the capital of the two Licensee companies as additional acquisition costs, and assumed operational control in May 1995.

     In September 1996, the Company added satellite-to-cable broadcasting. In September 1997 the Company's wholly owned subsidiary, Hungarian Broadcasting Corporation Televizio Rt. ("HBC Rt."), was awarded a new 24-hour per day channel for MSAT on the Budapest AM-Micro system (MMDS) for an indefinite period of time. In October 1997, MSAT was awarded a national satellite license of indefinite duration.

     Sziv received an AM Micro license in March 1994 for the period ending July 1, 2000. Discussions with Antenna Hungaria, the state-owned entity that provides this Budapest service, and with the Hungarian National Radio and Television Commission ("ORTT"), suggest that Sziv's right to use this broadcasting transmission system will be extended into the future. Pursuant to the Media Law of 1996, Sziv declared in writing to ORTT in the summer of 1997 that it would commence satellite-to-cable broadcasting. The Media Law permits satellite-to-cable broadcasting after notice to ORTT provided that that regulatory body does not object within sixty days after the filing. ORTT made no objection to Sziv's filing.

     On January 5, 1998, pursuant to a Reorganization Agreement, the Company acquired, all of the outstanding common stock of Global Television Networks, Inc. ("Global") in exchange for 3.75 million shares of the Company's Common Stock, 1.25 million of which are held in escrow and which will be delivered only upon Global, excluding Sziv, meeting certain performance measures (See "Management Discussion and Analysis"). On January 5, 1998 Global and Hungarian Broadcasting Project Kft ("HBP") purchased 24% and 76%, respectively, of Sziv, a national satellite-to-cable broadcaster currently reaching approximately 1.3 million television households through the AM Micro transmission system in Budapest and about 150 cable companies via satellite distribution in Hungary. Global is entitled to 99% of all profits from Sziv, and HBP is entitled to the remaining 1%. In addition, Global has an option to purchase HBP at any time for $15,000 or to appoint another investor to hold HBP upon the payment of $15,000. Global is also a distributor of paid adult television programming, holding exclusive 10-year contracts with NTV Plus DBS operators in Russia and contracts with United Phillips cable operators in Vienna and Amsterdam.

     Pursuant to the acquisition, the Company entered into employment agreements (the "Employment Agreements") with Offer Assis ("Assis") and Shai Bar-Lavi ("Bar-Lavi"), who each became directors of the Company and were appointed Chief Executive Officer and Chief Operating Officer, respectively.

     Pursuant to the acquisition, the Company also entered into a Registration Rights Agreement (the "Registration Rights Agreement") giving Assis and Bar-Lavi the right, starting 24 months after the closing of the Reorganization Agreement, to require the Company to register the shares granted to them thereunder with the Securities and Exchange Commission.

     3.  NATURE OF HUNGARIAN CORPORATIONS

     Three Hungarian subsidiaries of the Company were organized under the Hungarian Law on Business Organizations as limited liability companies ("Kft"). Persons who provide the capital own percentages of the companies in proportion to their respective capital contributions. All the capital of HBC Kft, which was formed in November 1994, was provided by the Company. The Company, in May 1995, purchased 80% of the ownership interest from the three owners of DNTV and, in June 1995, purchased 90% of the ownership interests from the two owners of VI-DOK. The owners of each of the two companies then held membership meetings to approve the transfer of the interests and to appoint Peter E. Klenner and Imre Kovats as the managing directors of each company. The ownership interests and the names of the managing directors were registered by the Municipal Court of Budapest in a registry that is available for public inspection. The Media Act of 1996 required that all broadcasting companies be converted from limited liability companies (Kft's) to share capital corporations, "Reszveny Tarsasag"
(Rts) by the end of 1996. The Rt structure requires higher amounts of initial capital and denominates ownership in common shares rather than in percentage ownership. The Company converted each of its licensees to an Rt. in December 1996. MSAT currently operates in the HBC Rt corporate entity and Sziv TV operates in the Sziv TV Rt corporate entity.

     4.  BROADCASTING OPERATIONS

     The Company's over-the-air signal is broadcast on the AM Micro system, which transmits over microwave frequencies and is a low cost system for consumers. The receiving equipment is limited to a dish antenna (smaller than a comparable satellite receiver) and a converter. The equipment costs average $150 per receiver. However, equipment for one receiver can service up to four households in the same building. Equipment for cable networks costs $200 per receiver and for satellite antenna systems $350 per receiver. A monthly fee of less than $1.00 is charged directly to households by Antenna Hungaria for AM-Micro access. Cable systems charge between $3.00 and $10.00 per month depending upon the package of channels subscribed for.

     At the present time, the MSAT's satellite transmissions are conducted by Antenna Hungaria uplink to the Amos 1 satellite in accordance with an eight-year agreement entered into in June 1997. Receiving cable companies reach about 1.35 million television households, or about 84% of all cable television households in Hungary. Some of these cable companies make MSAT available only on their premium service, so that MSAT's currently reach is about 1.15 million television households or about 85% of the cable subscribers from those cable companies that carry MSAT. Sziv began its satellite broadcasting through Antenna Hungaria and using the Amos 1 satellite in September 1997. In addition to cable subscribers, the Company's broadcast signals for both channels are received by about 350,000 households via AM-Micro service in Budapest. These viewers receive programming identical and simultaneous with the programming distributed via satellite. The cable and AM-Micro markets are expected to grow both with general economic growth and, also, as improved cable technology catches cable pirates and converts them to customers.

     Sziv is currently carried by approximately 150 Hungarian cable operators as compared to about 490 operators for MSAT. Sziv currently requires a more expensive receiving box than does MSAT and, accordingly, many of the smaller cable operators have yet to make that investment. The Company believes that over time Sziv will approach the broadcasting reach of MSAT.

     5.  POPULATION REACH AND DEMOGRAPHICS

     It is estimated that 3.8 million households in Hungary (or 97% of total households) have television and that of such total approximately 1.6 million households or 42%, are connected to some form of cable network.

     MSAT's over-the-air signal currently reaches approximately 350,000 households through the AM Microwave network. At present, subscribers of approximately 490 cable companies totaling about 1.15 million households receive MSAT's programming through its satellite transmission, for a total reach of 1.5 million households (39% of television households).

     Sziv, acquired on January 1998, reaches approximately 350,000 households through the AM Microwave network and approximately 950,000 households through satellite-to-cable transmission, for a total reach of about 1.3 million households (34% of television households).

      6.   ANIMATED FILM PRODUCTION

     In April 1997, the Company acquired 77% of the issued and outstanding stock of Studio 2 Kft., a Budapest based animation studio. This company was purchased from M&A Management Kft., a company wholly owned by the former President and Chief Executive Officer of the Company, for $743,819, of which $300,000 was paid in cash and $443,819 was represented by an unsecured note with annual simple interest of 8 1/2 % due December 31, 1997. The acquisition has been accounted for as a purchase and, accordingly, the results of Studio 2 Kft. have been included in the Company's consolidated financial statements from the date of acquisition. The purchase price of $743,819 has been fully allocated to the underlying assets of Studio 2 Kft. based upon their respective fair values at the time of acquisition. The excess of the purchase price over the equity of Studio 2 Kft has been allocated to copyrights totaling $311,434. The feature length animation film MISHY & MUSHY, which is the sole significant animation project of Studio 2 Kft, has not completed production. Accordingly, the amortization of the film costs have not begun. The unsecured note was subsequently converted into equity in July 1997, when M&A Management Kft. received 173,266 shares of unregistered common stock in the Company with a fair market value of $605,368 at the conversion date, resulting in an extraordinary loss of $151,342 from the early retirement of debt.

     7.  STRATEGY

     The Company's strategy is to improve the operating results and market share of MSAT and Sziv and to acquire additional channels elsewhere in Eastern and Central Europe. Specific elements of the Company's operating strategy include:

      +Expand Reach of the Stations Throughout Hungary --- provide service to every cable TV household. In addition, the Company is exploring the possibility of working with certain local terrestrial stations to carry MSAT's and Sziv's broadcasts.

      +Develop Niche Programming --- capture advertising expenditures directed to specialized channels such as movies and children's programming

      +Increase Advertising Sales --- expand, motivate and train the sales force.

      +Control Station Operating Costs --- focus on fundamental cost controls and operating efficiencies.

      +Utilize Viewer Oriented Scheduling --- make it easier for viewers to find the programs they prefer to watch by regular and consistent scheduling of programming.

      +Promote Programs --- advertise and promote its programming, both on MSAT and Sziv and in other media, to increase ratings and viewer identification.

      +Expand the Company --- Expand in Hungary and in other countries in Central and Eastern Europe through strategic acquisitions of new stations.

     8.  PROGRAMMING

     The Company's programming strategy is to broadcast specialized programming targeted to specific groups such as children and movie viewers. In addition, the Company believes that its strategy of emphasizing Hungarian oriented programming will lead to an increase in market share among key demographic groups and improve the image of the station among advertisers and viewers.

     The Company's strategy in purchasing international programs for broadcasting in Hungary is to acquire programs that were successful on United States and United Kingdom prime time television. These programs are dubbed into Hungarian by the Company and include television series, serials and soap operas. Movies previously dubbed into Hungarian are also acquired. Popular international programs currently broadcast by the Company include Beauty and the Beast, Pacific Blue, LA Law, Murder One, Pacific Drive, Homicide, and The Benny Hill Show. The Company also produces or plans to produce variety shows, magazine format shows, talk shows and game shows. New management is planning to significantly improve the quality of programming for both MSAT and Sziv.

     MSAT programming from 2:00 a.m. to 12:00 p.m. consists principally of computerized music clips of Western and Hungarian recording artists. From 12:00 p.m. to 6:00 p.m., MSAT broadcasts programming of general interest plus a movie. From 6:00 p.m. to 2:00 a.m., the programming features acquired programming dubbed into Hungarian, locally produced shows and movies dubbed into Hungarian.

     Sziv broadcasts 19 hours per day. Its programming presently consists of general entertainment with an emphasis on movies during prime time.

     The Company receives video music clips directly from recording companies such as Sony or EMI, or music-publishing companies without charge to the Company. If and when the Company broadcasts a composition, the Company pays a royalty on the use of the composition to the Hungarian Association of Record Producers ("HARP"). In the case of its own productions, the Company's staff selects the program and oversees the production. The Company believes its production programming staff of 21 persons together with approximately 61 professionals employed on an as needed basis is adequate to produce its programming. The Company acquires rights to international sitcoms and other series for a limited number of showings together with videotapes and scripts of the shows. The Company dubs the videotapes into the Hungarian language.

     From time to time, MSAT and Sziv broadcast a special sporting or cultural event and replaces the regularly scheduled program with this event.

     The Company is continually working on new ideas for programming and intends to change its schedule to specialized programming in 1998 in order to increase "audience flow," so as to retain as many viewers as possible from one program to the next. Specialized programming attracts similar audience demographics so as to retain as many viewers as possible from one program to the next. These scheduling practices are used widely in the United States and help build viewer loyalty and overall market share. The Company also advertises and promotes its programming on MSAT and Sziv.

     The Company has not and does not expect to conduct, or to expend any funds on, research or development activities.

     9.  ADVERTISING SALES

     Advertising sales to international, national and local advertisers is the principal source of revenue for the Company. The Company has been able to implement a number of sales practices that have been effectively used in the United States market and in other more developed television broadcasting markets. The Company has cooperated with other broadcasters to implement accurate, independent rating surveys in each of its markets. Second, the Company's sales efforts focus on educating the media buying market on how to use television as an effective advertising medium.

     In Hungary, AGB-Hungarian Meter System began providing ratings information in 1993 on a national basis and has been providing rating information for certain local areas including Budapest since 1996. The Company believes that accurate ratings information accelerates the development of commercial television markets because advertisers with more accurate ratings information are more willing to allocate a greater percentage of their advertising budget to television advertising.

     The Company employs an experienced advertising sales force under the direction of a sales manager.

     In addition to advertising sales and programming sponsorship, the Company collects a small annual fee from each cable operator at the time the cable operator contracts to carry MSAT's and Sziv's broadcasts.

10.  COMPETITION

     MSAT and Sziv compete with MTV1, a government owned and operated national television terrestrial stations, and with MTV2 and DUNA-TV, government owned and operated satellite-to-cable stations, for audience, for programming and for advertising. In addition, the Company's stations compete with two national terrestrial stations, TV2 and RTL Klub. In the satellite-to-cable market, the Company's stations compete with TV3, a privately owned commercial station with an AM-Micro license similar to those of the Company. Other competitors include localized stations in Budapest that broadcast to parts of the Budapest area sporadically and have insignificant audiences.

     Competition for viewers also comes from foreign stations transmitting satellite-to-cable and satellite-to-home TV. These stations broadcast in English, German or French. Currently, none broadcast regularly in Hungarian. The Company does not consider such stations to be significant competitors.

     MSAT and Sziv also compete for revenues with other media, such as newspapers, radio, magazines, outdoor advertising, telephone directory advertising and direct mail.

     The increased competition following privatization may be somewhat offset by an expanding advertising market and by more transparent and merit based pricing practices. The high sales prices paid for the privatized stations suggest significant future increases in advertising prices. The television advertising market in Hungary has higher year-to-year percentage growth than in the West and television's share of the total advertising market has increased, particularly in relationship to print advertising.

     11.  REGULATION

     The Company is required to be licensed to broadcast in Hungary, and it is licensed to do so. MSAT is recognized as a national satellite broadcaster by the ORTT. The national satellite license permits MSAT to broadcast its satellite-to-cable signal without encoding which allows the cable companies to receive MSAT's broadcasting signal with an inexpensive receiver. Sziv has an AM Micro license and indefinite regulatory authority to broadcast by satellite to Hungarian cable companies.

     Under the Media Act, which was enacted in December 1995, the Company is required to comply with a number of restrictions on programming and advertising. The Company believes that it is currently complying with all the restrictions provided for in the Act and that none of the restrictions has a material adverse effect on its operations. Advertisements on MSAT and on Sziv may not exceed 15% of daily broadcast time and 12 minutes per hour. At least 15% (20% beginning in 1999) of total broadcast time must be Hungarian produced. At least 10% (15% beginning in 1999) of total broadcast time must be programming commissioned or purchased from an independent Hungarian producer that is not more than five years old. Six percent of total annual advertising revenues must be used for the creation of new Hungarian films, or, in the alternative, 3% of annual advertising revenues may be donated to a Hungarian film production fund.

     If Hungary becomes a member of the European Union, the Company will be subject to additional program content regulation.

     There are no specific environmental regulations in Hungary to which the Company is subject, and the Company has not expended and does not expect to expend any funds on environmental compliance costs.

     12.  EMPLOYEES

     As of December 31, 1997, the Company had three executive officers and a central staff of 33 full-time employees, consisting of 21 in production and in programming, six in sales and six in finance and administration. None of the Company's employees are covered by a collective bargaining agreement. The Company also employs from time to time, on an as-needed basis, additional temporary personnel drawn from a pool of approximately 61 production professionals, such as directors, camera or lighting operators, and engineers and 19 dubbing and voice over professionals. The Company believes that its relations with its employees are good. Studio 2 Kft. has 11 employees.

     In April 1998, the Sziv operations have been integrated into the operations of MSAT at the Company's headquarters location. The Company currently has approximately 12 more employees than at December 31, 1997 of which six formerly worked with Sziv. The other Global operations have no employees.


ITEM 2.  DESCRIPTION OF PROPERTY

     The Company entered into a five year lease as of July 1, 1996 for approximately 12,000 square feet on four floors at 1118 Budapest, Kelenhegyi ut 39, Hungary at a rental fee of $144,000 per year plus a 25% VAT and maintenance fees. The Company may terminate the lease on six months notice. The Company is using the third floor for its executive offices, the second floor for sales and other offices, the first floor as a broadcast studio and offices for the production group and the basement floor for archives, and an editing suite. The basement floor also houses the master control.

     Studio 2 Kft leases its offices from a company owned by the Chairman of the Board on a month-to-month basis for a monthly rent of $2,800.

     Both MSAT and Sziv lease transponder space on the Amos 1 satellite through contracts with Antenna Hungaria, and the Company leases transponder space on the Astra 1E satellite through a contract with Orion Atlantic.

     Sziv owns fixed assets (primarily broadcasting equipment) with a book value as of December 31, 1997 of $370,764.

     In January 1998, the Company signed a five-year lease with EuroWeb International Inc., a related party, at a monthly rent of $6,481. The payments are for the rental of four apartments in a 14-unit modern apartment building next to the offices of the Company. These apartments are used by the President, the Chief Operating Officer and the General Manager of the station. A fourth apartment is for use by consultants and business visitors to the Company. In April 1998, the entire 14-unit building was leased to an independent company. The Company is in contact with the new lessee about subleasing additional space. The marketing department for the Company has moved into the building and will pay rent at the same per-square-meter cost as reflected in the first four apartments. It is anticipated that most, if not all, of the other space in the building will be used by the Company or by others that do business with the Company.

ITEM 3.  LEGAL PROCEEDINGS

   LICENSE PROCEEDING
     TV 3, a competitor of the Company, which was granted a six year, 24 hour per day microwave license, applied to the Ministry of Culture to overturn the grant of the A3 license to the Licensees and NAP TV made on March 29, 1994 on the ground that proper procedures were not followed because the authority of the committee that awarded the licenses had expired prior to the date the licenses were granted. The Ministry of Culture denied the application and held that even if a new committee were acting, it would also have granted the licenses to the Licensees and to NAP TV. TV 3 thereafter instituted a legal action on December 1, 1994 against the Ministry of Culture, but not against either of the Licensees, to overturn its decision in awarding the licenses in the Metropolitan Court of Budapest. At a hearing held on December 1, 1994, the Municipal Court ordered the Ministry to follow prescribed procedures and make a new decision. The Ministry appealed this decision to the Appeals Court of Budapest. On April 25, 1995, the Company received a letter from the Ministry confirming that the licenses had been granted to the Licensees and the Licensees may operate in accordance with the terms of the licenses. On November 6, 1995, the Appeals Court vacated the decision of the Metropolitan Court on the ground that no notice of the hearing had been given to the Licensees (which had not had an opportunity to appear at that hearing). The Appeals Court ruled that the only issue to be decided by the Metropolitan Court is whether the Ministry's committee was properly constituted to grant the licenses and remanded the matter for a hearing in the Fall 1996 term. In particular, the Appeals Court ruled that the Metropolitan Court does not have jurisdiction to revoke the grant of the licenses or otherwise modify the decision of the Ministry's committee and, accordingly, the Licensees may continue to operate under the licenses, pending a final determination by the Ministry committee. In its ruling dated June 24, 1996, the Metropolitan Court ruled in favor of the Company. Subsequently, TV 3 has requested a review of this matter, which is currently pending. If this ruling is overturned, this would have no adverse effect on the Company's ability to continue broadcasting because the Company began broadcasting under a new contract, granted by Antenna Hungaria, on a new AM Micro channel in September 1997.

   SUBSIDIARY RECEIVERSHIP

     In November 1997, the Company was notified by the Capital Court of Budapest that one of its non-operating subsidiaries, HBC Kft, had been placed in receivership due to the failure to pay an interest penalty of twenty-five ($25) dollars. The Company had previously paid a nominal judgment. The Company's Hungarian operating subsidiary, HBC Rt., paid this penalty interest and has agreed to pay any remaining debt in HBC Kft. The Company expects that the receivership of HBC Kft will be ended in the next few weeks. This event has had no material impact on the operations or financial condition of the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     NONE.


                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     In December 1995, the Company's Common Stock and certain Common Stock Purchase Warrants commenced trading on the NASDAQ Small-Cap Market under the symbols HBCO and HBCOW respectively. Prior to December 1995, there was no established public trading market for the Company's Common Stock or Warrants. Effective February 1997, the Company's Units commenced trading on the NASDAQ

Small-Cap Market under the symbol HBCOU. Each Unit consisted of one share of Series A Convertible Redeemable Preferred Stock and one Common Stock Purchase Warrant. In September 1997, the Units were separated and the Company's Series A Preferred Stock began trading on the NASDAQ Small-Cap Market under the symbol HBCOP. Subsequently, nearly all of the Company's Series A Preferred Stock was converted by holders into shares of Common Stock. Due to the decrease in trading volume, market makers ceased trading that security and the Series A Preferred Stock was delisted by NASDAQ.

     The following table sets forth the range of high and low closing prices for each quarter as reported by NASDAQ.


                               COMMON STOCK               WARRANTS                  UNITS              PREFERRED STOCK
1996                         HIGH         LOW         HIGH        LOW         HIGH         LOW         HIGH         LOW
                             ----         ---         ----        ---         ----         ---         ----         ---
1st quarter                  9.000       8.000       4.375       2.750         ---         ---          ---         ---
2nd quarter                 11.875       7.875       5.500       2.750         ---         ---          ---         ---
3rd quarter                 10.000       5.500       3.750       1.750         ---         ---          ---         ---
4th quarter                  7.375       4.000       2.375       0.750         ---         ---          ---         ---
1997
1st quarter                  7.000       4.000       2.000       0.750       14.000       11.000        ---         ---
2nd quarter                  6.250       4.625       1.750       1.125       12.250        7.500        ---         ---
3rd quarter                  5.250       3.500       1.625       0.813         9.250       6.750        ---         ---
4th quarter                  9.125       4.375       3.250       1.375       13.375        8.875       20.00       11.00
1998
1st quarter                  8.313       4.875       3.250       1.063         ---         ---          ---         ---
2nd quarter (to 4/13)        9.500       8.625       3.688       3.350         ---         ---          ---         ---



SHAREHOLDERS

     On April 3, 1998, there were 46 holders of record (and an estimated 1,500 beneficial holders) of the 7,897,372 outstanding shares of Common Stock, 35 holders of record of the 2,376,110 outstanding Common Stock Purchase Warrants (exclusive of the Warrants in the Units) and four holders of record of the 23,830 Series A Preferred Stock. The closing prices of the Common Stock and Common Stock Purchase Warrants on April 3, 1998 were $8.94 and $3.50, respectively.

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

     On December 31, 1997, the Company distributed shares of its wholly-owned subsidiary, Central European Satellite Corp. ("CESAT"), to the shareholders of Hungarian Broadcasting Corp. on a one share for one share basis. The only asset of CESAT is a letter of intent signed with Magyarsat Kft in November 1997 authorizing the Company to finance and launch an Amos-class communications satellite into the same terrestrial position as the current Amos 1 satellite. Magyarsat Kft is owned on a 50:50 basis by state-owned Antenna Hungaria and Israel Aircraft Industries Ltd. ("IAI"), Israel's state-owned aerospace company. Terms of the planned venture are for CESAT to raise about $39 million of equity capital and about $100 million of debt financing in exchange for an approximate

94% ownership interest prior to raising new equity. The state of Hungary is contributing their terrestrial space for the satellite and IAI will contribute $1.0 million of cash. Existing Central European traffic on the Amos 1 satellite (except for one transponder) will be transferred to the new satellite. The Company's former Chief Executive Officer (and current Chairman of the Board) is now Chief Executive Officer of this new business. The Company has no continuing economic interest in this corporation.

         A Hungarian company is permitted to pay annual dividends out of profits, determined on the basis of Hungarian accounting principles, following recommendation of its Board of Directors and a declaration by the Annual General Meeting which must be held in the first five months of each year. Dividends are payable to foreign investors, such as the Company, in forints, which may be converted into United States dollars at the official rate of exchange announced by the National Bank of Hungary.

ITEM 6. MANAGEMENT DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

     The Company is a leading satellite-to-cable television broadcaster in Hungary. The Company's two stations, MSAT and Sziv TV (acquired in January 1998) distribute to approximately 1.5 million and 1.3 million households, respectively, or about 39% and 35% of all television households in the country. The Company's strategy is to continue to expand its broadcasting reach, promote its Western-style programming and aggressively pursue additional advertising. The Company expects to benefit from the projected high rates of growth for television advertising in Hungary. In addition, a new management team, that began operating the station in January 1998, has plans for significant broadcasting expansion elsewhere in Central and Eastern Europe.

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

     In December 1995, the Company sold shares in an initial public offering and determined to relaunch its broadcasting as a Western-style station. In April 1996, the Company introduced new programming for the hours 7:30 p.m. to 11:00 p.m. featuring American and British syndicated series that had been previously successful in prime time in those countries. The Company dubbed these programs into Hungarian. Audience acceptance of these programs has been favorable.

     In September 1996, the Company began transmitting its signal from the Astra 1E Satellite and in October 1996, the station was renamed "MSAT." In June 1997, the Company switched its satellite transmission service from the Astra satellite to the Amos 1 satellite with uplink services provided by Antenna Hungaria. In September 1997, the Company contracted with a new AM Micro channel and began broadcasting 24 hours per day on the Budapest microwave system. In November ORTT, the television regulatory body in Hungary, awarded the Company a national license to broadcast via satellite. The license permits the Company to send its digital signal without encoding. Accordingly, cable television companies and direct-to-home customers can receive the signal without having to acquire expensive decoders.

      In January 1998, the Company acquired Global Television Networks, Inc. ("Global"). Global owned Sziv TV, one of the three satellite-to cable stations in Hungary that are also on the AM Micro MMDS system in Budapest. Global is also a distributor of paid adult television programming, holding exclusive long-term contracts with NTV Plus DBS operators in Russia and contracts with United Phillips cable operators in Vienna and Amsterdam. In addition, Global owns a chatline service in the United States.

      In April 1997, the Company purchased Studio 2 Kft, a Budapest-based animation studio. The Company is currently producing a feature length animation movie, MISHY AND MUSHY.

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

     The primary expenses incurred in operating a broadcasting station are programming costs (buying, producing and editing), employee salaries, broadcast transmission expenses and selling, general and administrative expenses.
     The Company is currently operating with expenses (excluding non-cash items such as: depreciation, barter expense, amortization of intangibles and foreign exchange gains or losses) of approximately $600,000 per month and anticipates this approximate level of expenses to continue for at least the next six months. Revenues from the two Company stations are currently averaging $200,000 to $300,000 per month. New specialized programming planned to begin in late summer is expected to increase the stations' audience and advertiser demand. Partnering with major programming producers could reduce programming costs in the near term and the Company is now gaining the cost benefits of combining the two stations at one location with one management and technical group.

     Since MSAT was relaunched in April 1996, revenues have grown rapidly. Revenues of nine million forints in May 1996 have risen to 39 million forints in November 1996 and to 72 million forints ($360,000) in October 1997. Two new private stations entered the market in October 1997, increasing competition for both audience and advertising. This competition, particularly in pricing, has hurt recent results. As this introductory period ends, there are indications that the television market is improving for the established stations.

     Once the impact of the new stations is absorbed in the market, management believes that its growth in sales will continue. It now operates two stations with the potential for cross promotion, improved marketing and more efficiency. The Company is a recent entrant in the Hungarian television market, essentially being available to viewers in Budapest only since Spring 1996 after the Company was funded in an initial public offering. Since Fall 1996 others in Hungary began to receive the Company's channel. The Company is working to increase its reach to as many as 50% of Hungary's television households as it signs up additional cable companies. DUNA-TV, a satellite-to-cable station begun in 1993, currently has a broadcast reach of about 48%. The Hungarian television advertising market in 1997 was over $200 million; over $170 million after agency commissions. The Company's current rate of sales represents less than 2% of a growing overall market. The Company's national viewership share is higher than this percentage. The Company expects growth in the number of households receiving MSAT's signal and increased viewing by households that currently watch the station.

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

     The Company operates with studio licenses and AM-Micro licenses for both MSAT and Sziv TV. In addition, MSAT has a national satellite-to-cable license, and Sziv has authority to broadcast via satellite, from ORTT, the Hungarian television regulatory authority.

     The Company has built its business from a start up operation. On December 31, 1995, the Company emerged from its development stage. Although the Company has displayed growth in sales, there is no assurance that the Company will generate enough revenues to pay its costs.

RESULTS OF OPERATIONS

     As of December 31, 1996, the Company changed its fiscal year end from June 30 to December 31. Accordingly, the Company has audited statements for the six months period ended December 31, 1996 and for the year ended June 30, 1996. The comparison below uses unaudited financial statements for the year ended December 31, 1996 and unaudited financial statements for the six months ended December 31, 1995.

YEAR ENDED DECEMBER 31, 1997 COMPARED TO THE YEAR ENDED DECEMBER 31, 1996

     The Company's revenues increased by $1,453,405 or 95% to $2,981,260 in the year ended December 31, 1997 from $1,527,855 in the year ended December 31, 1996. The increase is attributable to the general increase in advertising volume and improved reach at the station, particularly since the station's relaunch in April 1996.

     Other operating costs and expenses, including amortization of deferred program costs, increased by $444,882 to $4,341,340 in the year ended December 31, 1997 from $3,896,458 in the year ended December 31, 1996. This increase reflects the increased costs of the station, including a full year of higher quality programming.

     Amortization of broadcast license costs of $423,048 and $435,116 for the two periods, respectively, reflects the amortization of the initial costs of the licenses over the remaining life of the licenses ending in July 2000. In September 1997, a 24-hour license of indefinite duration was awarded to HBC Rt.

     Selling, general and administrative expenses increased $158,678 to $2,383,382 for the year ended December 31, 1997 from $2,224,704 in the year ended December 31, 1996. This increase reflects a larger sales and management staff and the increased cost of their support offset somewhat by more efficient operation.

     In the 1997 year, the Company received a contract cancellation fee of $1,370,000 from Nethold, B.V. as a result of that company closing its business activities in Hungary. Two hundred thousand dollars was placed in reserve to settle contractual commitments with the Orion Atlantic satellite. The Company contracted with alternative satellite service using uplink facilities of Antenna Hungaria to the Amos 1 satellite.

     Interest and other income declined by $77,596 to $116,086 for the year ended December 31, 1997 form $193,682 for the year ended December 31, 1996. This resulted primarily from higher Company cash balances for 1996 after its initial public offering in December 1995.

     Interest expense decreased $81,318 to $262,156 for the year ended December 31, 1997 from $343,474 for the year ended December 31, 1996. This reflected borrowings in 1996 prior to the February 1997 secondary securities offering.

SIX MONTHS ENDED DECEMBER 31, 1996 COMPARED TO SIX MONTHS ENDED DECEMBER 31,
1995

     The Company's revenues increased by $855,747 or 223% to $1,239,418 in the six months ended December 31, 1996 from $383,671 in the six months ended December 31, 1995. The increase is attributable to the general increase in advertising at the station. In the prior six months period, the station had a limited format and generated revenues largely by sponsored segments. Advertising revenues have grown since the Company's initial public offering in December 1995 and the relaunch of the station in April 1996 as a Western-oriented, entertainment channel. Barter revenues for the period were approximately $225,000 compared to negligible barter revenues in the earlier period. Prior to December 21, 1995, the Company was in development stage,

     Other operating costs and expenses, including amortization of deferred program costs, increased by $1,737,261 to $2,415,859 in the six months ended December 31, 1996 from $678,598 in the six months ended December 31, 1995. This increase reflects the higher programming and production costs inherent in an entertainment station compared to the music, sponsored segment and civic formats of the earlier period.

     Amortization of broadcast license costs of $211,526 and $199,462 for the two periods, respectively, reflects the amortization of the initial licenses over the remaining lives of the licenses ending in July 2000.

     Selling, general and administrative expenses increased $584,715 to $1,428,982 for the six months ended December 31, 1996 from $844,267 in the six months ended December 31, 1995. This increase reflects larger sales and management staffs and a new headquarters building.

CHANGES IN ACCOUNTING POLICIES

     In March 1997, the Company changed it fiscal year to a calendar year to follow the practices of other broadcasters and to match the reporting periods for its Hungarian subsidiaries. The Company adopted SFAS 128 for the first quarter ended March 31, 1997. The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation." Accordingly, no compensation cost has been recognized for the Company's Stock Option Plan.

LIQUIDITY AND CAPITAL RESOURCES

     The Company has historically derived its cash for capital expenditures, working capital and operations primarily from the sale of securities to and borrowings from investors. As the broadcasting station has established itself in the market and as its broadcasting reach has expanded through satellite-to-cable distribution, the Company's revenues and cash flows have risen, so that much of cash needed to operate the Company is derived from operations.

     Net cash used in operating activities was $480,824, $1,531,455 and $3,223,645 for the year ended December 31, 1997, for the six months ended December 31, 1996 and for the fiscal year ended June 30, 1996, respectively. Starting in Spring 1996, the Company made significant expenditures in providing an entertainment format and, beginning Fall 1996, in gaining satellite-to-cable distribution. In recent months revenues have grown significantly to offset most of these expenditures.

     Net cash used in investing activities was $1,413,205, $957,953 and $851,252 for the year ended December 31, 1997, for the six months ended December 31, 1996 and for the fiscal year ended June 30, 1996, respectively. The year ended December 31, 1997 investing activities were less on a monthly basis than in the six months ended December 31, 1996 primarily due to a lower commitment to Western series in favor of a greater commitment to Western films secured in the Hungarian market. 1997 expenditures were increased by $228,648 primarily from the cash portion of the purchase price of Studio 2 Kft.

     Net Cash provided by financing activities was $2,084,577, $1,408,144 and $5,242,270 for the year ended December 31, 1997, for the six months ended December 31, 1996 and for the fiscal year ended June 30, 1996, respectively. As mentioned above, the Company is frequently in the market to raise funds from investors. Because it is in its early stages of development and because new management is following a very aggressive growth strategy, the Company expects to raise significantly greater funds in the future. In the year ended December 31, 1997 funds were primarily raised in an equity underwriting in February 1997. For the six months ended December 31, 1996 funds were raised in a private placement plus bridge financing for the 1997 underwriting. And for the year ended June 30, 1996, most of the money raised was from the December 1995 initial public offering.

     Program rights cost as of December 31, 1997 were $687,614, a decrease of $454,386 or 40% from $1,142,000 as of December 31, 1996. This reflects a reduced commitment to Western series as requested by the new management group as they prepare new programming strategies. The 1998 programming commitments tended to end prior to June 30, 1998.

     With the exception of acquisitions, the Company has only limited capital spending requirements. It rents its operations building. While its current MSAT studio equipment is rented, the Company through its acquisition of Global Television Networks, Inc. owns the studio equipment of Sziv TV, subject to a bank loan. The Company has tentatively secured equipment financing and plans to make a major addition and upgrade to its broadcasting and editing equipment.

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

     The Company is conducting a full review of its computer systems to identify the systems that could be affected by the Year 2000 issue and is developing a plan to resolve the issue. The Year 2000 problem is the result of computer programs being written using two digits rather than four to define the applicable year. The Company presently believes that the Year 2000 problem will not pose significant operational problems for the Company's computer systems. Management believes that the Year 2000 compliance costs and related effect on the Company's earnings, if any, will be minimal.

     The Company believes that its existing cash balances, cash from future operations and the proceeds from a planned securities offering will be sufficient to fund the Company's operations for the next twelve months. However, there is no assurance that the planned offering will be consummated, or that revenues will increase as expected. If the planned offering is delayed or canceled, the Company may need to raise funds from financial institutions or from other investors.

     In particular, the Company has notes from investors that are due on June 30, 1998 of approximately $620,000 (exclusive of $400,000 owed to a related party that is offset by a similar loan to the related part with similar terms for $350,000) plus interest. The Company plans to repay these notes out of proceeds of the planned offering mentioned above, or from financing from other sources.

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

SUBSEQUENT EVENTS

     Since December 31, 1997, a number of events have occurred as described below.

     On January 5,1998, pursuant to a Reorganization Agreement, the Company acquired all of the outstanding common stock of Global in exchange for 3.75 million shares of the Company's Common Stock, 1.25 million of which are held in escrow which will be delivered only upon Global, exclusive of Sziv, meeting certain performance measures. On January 5, 1998, immediately prior to the above transaction, Global and Hungarian Broadcasting Project Kft ("HBP") purchased 24% and 76%, respectively of Sziv Television, a national satellite-to-cable broadcaster currently reaching approximately 1.25 million television households through an AM Micro transmission system in Budapest and about 150 cable companies via satellite distribution in Hungary, Global is entitled to 99% of all profits from Sziv, and HBP is entitled to the remaining 1%. In addition, Global has an option to purchase HBP at any time for $15,000 or to appoint another investor to hold HBP upon payment of $15,000. Global is also a distributor of paid adult television programming, holding exclusive long-term contracts with NTV Plus DBS operators in Russia and long-term contracts with United Phillips cable operators in Vienna and Amsterdam. In addition Global owns a chatline service in the United States.

        Pursuant to the acquisition, the Company entered into a Registration Rights Agreement giving the former shareholders of Global the right, starting 24 months after the closing of the Reorganization Agreement, to require the Company to register the Common Shares granted to them thereunder with the Securities and Exchange Commission.

       Pursuant to the acquisition of Global, the Company also entered into three-year employment agreements with five owners/executives/consultants of Global. Total payments under these contracts will be $2.34 million. In addition, these employees/consultants received 3.0 million five-year options exercisable into common shares in the Company at $10 per share.

       In a transaction related to the acquisition of Global, Global agreed to allow Peter Klenner, former President, and director, of the Company, to put to Global 300,000 common shares that he owned in the Company at a price of $7.50 per share on or after December 31, 1998. Upon the acquisition of Global by the Company, the Company assumed this put obligation.

     Immediately after the acquisition of Global, the Company accepted the resignation of Justin Bodle as a director. Offer Assis, Shai Bar-Lavi, Ami Shafrir and Fred Smithline were elected directors. Mr. Klenner was elected Chairman of the Board, Mr. Assis was elected President and Chief Executive Officer and Shai Bar-Lavi was elected Chief Operating Officer.

       In January 1998, the Company entered into a five-year employment agreement with its general counsel and Secretary. Total payments will be $480,000 plus 80,000 five-year options exercisable into common shares in the Company at $5.00 per share.

       The owners/executives of Global own Top-Line Communications, Inc. ("Top-Line"), a television production studio in New York. As part of the due diligence in the sale of Global to the Company, Top-Line financed certain expenses including travel and lodging for persons associated with the Global--Hungarian Broadcasting transaction, including the investigation of broadcasting opportunities elsewhere in Europe. The Company agreed to reimburse Top-Line for expenditure made in the due diligence process only if the Company purchased Global. Top-Line has continued to advance expenses directly related to the Company's activities.

       In January 1998, the Company signed a five-year lease with EuroWeb International Inc., a related party, at a monthly rent of $6,481. The payments are for the rental of four apartments in a 14-unit modern apartment building next to the offices of the Company. These apartments are used by the President, the Chief Operating Officer and the General Manager of the station. A fourth apartment is for use by consultants and business visitors to the Company. In April 1998, the entire 14-unit building was leased to an independent company. The Company is in contact with the new lessee about subleasing additional space. The marketing department for the Company has moved into the building and will pay rent at the same per-square-meter cost as reflected in the first four apartments. It is anticipated that most, if not all, of the other space in the building will be used by the Company or by others that do business with the Company. The Company believes that the rental charges are no higher than the costs for comparable facilities.

        In March 1998, the Company contracted with a New York-based investment banker to sell on a "best efforts" basis from $3 million to $6 million of 6% Convertible Preferred stock. In the event that the issue is not completed, the Company would need to seek alternative sources of financing to fund continued development and operations of the Company.

        The Company is aware that, as of February 22, 1998, the listing requirements for the NASDAQ Small Cap market were raised. In response to an inquiry from NASDAQ, the Company provided additional information to them so that they could determine whether the Company met the new requirements. NASDAQ subsequently told the Company that it meets the new requirements, and that subject to a review of this Form 10-KSB, NASDAQ would notify the Company in writing of this decision.



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

ITEM 7 FINANCIAL STATEMENTS

                          HUNGARIAN BROADCASTING CORP.

                              FINANCIAL STATEMENTS
                                    CONTENTS

Report of Independent Accountants. ................................      F-2

Consolidated balance sheets as of December 31, 1997 and 1996 ......      F-3

Consolidated statements of operations for the year ended
December 31, 1997, for the six months ended December 31, 1996
and for the year ended June 30, 1996 ..............................      F-4

Consolidated statements of stockholders' equity for the year ended June 30, 1996, for the six months ended December 31, 1996
and for the year ended December 31, 1997 ..........................      F-5

Consolidated statements of cash flows for the year ended
December 31, 1997, for the six months ended December 31,1996
and for the year ended June 30, 1996...............................      F-6


Notes to consolidated financial statements .......................  F-7, F-22

                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors
and Stockholders of Hungarian Broadcasting Corp.

     We have audited the accompanying consolidated balance sheets of Hungarian Broadcasting Corp. and its subsidiaries (the "Company") as of December 31,1997 and 1996 and the related consolidated statements of operations, stockholders' equity and cash flows for the year ended December 31, 1997, the six month period ended December 31, 1996 and the year ended June 30, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Hungarian Broadcasting Corp. and its subsidiaries, as of December 31, 1997 and 1996, and the results of its operations and its cash flows for the year ended December 31, 1997, the six month period ended December 31, 1996 and the year ended June 30, 1996, in conformity with generally accepted accounting principles in the United States of America.

     Without qualifying our opinion, we draw to your attention, as explained more fully in Note 17 to the financial statements describing certain subsequent events, that the Company is not fully in compliance with the NASDAQ and the SEC filing requirements. If the matters described in Note 17 are not successfully resolved and ultimate confirmation obtained that the Company meets its listing requirements, the Company's ability to obtain the required funds to finance its operations and development would be impaired.






Coopers & Lybrand
Konyvvizsgalo es Vezetesi Tanacsado Kft.

Budapest, Hungary
April 14, 1998

                          HUNGARIAN BROADCASTING CORP.

                           CONSOLIDATED BALANCE SHEETS
                        AS OF DECEMBER 31, 1997 AND 1996



                                                            DECEMBER 31
                                                         1997           1996
                                                      ----------   ----------
Current Assets:
  Cash and cash equivalents .........................  $  406,733   $  375,823
  Accounts receivable, net of allowance of
  $43,237 and $28,546 ..............................      469,163      605,826
  Program rights  costs, net of accumulated
   amortization of $0  and 236,000...................   $  687,614    1,142,000
  Prepaid  expenses  and  other current  asset ......      177,026      117,331
  Due from related parties ..........................      361,046         --
                                                       ----------   ----------
    Total  current  assets ........................    2,101,582    2,240,980
Property,  plant and equipment,  net of accumulated
depreciation of $112,939 and $44,080 ..............      401,178      443,633
Production costs ..................................      432,886         --
Copyrights ........................................      401,434         --
Broadcast license costs, net of accumulated
amortization of $1,092,979 and $669,931 ...........    1,057,535    1,480,583
Deferred  financing and other intangibles,
net of accumulated  amortization of $1,130 and
$28,870                                                    7,683       46,329
Other .............................................      251,605       89,680
                                                       ----------   ----------
     Total assets .................................   $4,653,903   $4,301,205


         L I A B I L I T I E S  A N D  S T O C K H O L D E R S'  E Q U I T Y

Current liabilities:
  Current portion of notes payable ................   $  1,027,306    $  1,867,700
  Accounts payable ................................        676,191         763,821
  Accrued expenses ................................        945,538         387,844
  VAT payable .....................................         97,185            --
  Due to related parties ..........................        932,123       1,731,737
  Other ...........................................        247,394          60,852
                                                      ------------    ------------
      Total liabilities ...........................      3,925,737       4,811,954
Commitments  and contingencies (Note 15)
  Stockholders' equity:
  Preferred stock, $.001 par value -
  shares authorized 5,000,000; issued
  and outstanding 38,530 and 100,000;
  aggregate liquidation preference
  approximately $385,000 ..........................             39             100
  Common  stock,  $.001 par  value - shares authorized
  15,000,000; issued and outstanding  3,929,281 and
  2,583,600 .......................................          3,930           2,583
  Additional paid-in capital ......................     11,693,680       7,119,001
  Accumulated deficit .............................    (11,105,715)     (7,758,648)
  Cumulative translation adjustment ...............        136,232         126,215
                                                      ------------    ------------
             Total stockholders' equity ...........        728,166        (510,749)
                                                      ------------    ------------
             Total liabilities and stockholders'
               equity..............................   $  4,653,903    $  4,301,205
                                                       ============    ============















The accompanying notes are an integral part of these consolidated financial statements.

                          HUNGARIAN BROADCASTING CORP.


                      CONSOLIDATED STATEMENTS OF OPERATIONS
         FOR THE YEAR ENDED DECEMBER 31, 1997, FOR THE SIX MONTHS ENDED
             DECEMBER 31, 1996 AND FOR THE YEAR ENDED JUNE 30, 1996








                                                                           SIX MONTHS
                                                             YEAR ENDED      ENDED          YEAR ENDED
                                                            DECEMBER 31    DECEMBER 31        JUNE 30
                                                                 1997         1996             1996
                                                           -----------    -----------       ----------

Net revenues ..........................................   $ 2,981,260    $ 1,239,418 $      672,108
Expenses:
Other operating costs and expenses ....................     3,397,336      1,679,859      2,038,828
Amortization of deferred program costs ................       944,004        736,000        250,000
Amortization of broadcast license costs ...............       423,048        211,526        423,052
Selling, general and administrative expenses ..........     2,383,382      1,428,982      1,639,989
                                                          -----------    -----------    -----------
                                                            7,147,770      4,056,367      4,351,869
                                                          -----------    -----------    -----------

Operating loss ........................................    (4,166,510)    (2,816,949)    (3,679,761)
Income from contract cancellation .....................     1,200,000           --             --
Interest and other income .............................       116,086        146,968         11,317
Interest expense ......................................      (262,156)       (78,588)      (481,238)
Foreign currency exchange rate loss ...................       (83,038)       (30,039)          --
                                                          -----------    -----------    -----------
Loss before extraordinary item ........................    (3,195,618)    (2,778,608)    (4,149,682)
Extraordinary item from early extinguishment of debt ..      (151,449)          --             --
Net loss ..............................................   $(3,347,067)   $(2,778,608)  $(4,149,682)
                                                          ===========    ===========    ===========
   Basic loss per share:
Attributable to common stockholders....................   $     (2.06)   $     (1.08)   $     (2.01)
Extraordinary item ....................................         (0.05)          --             --
Net loss ..............................................   $     (2.11)   $     (1.08)   $     (2.01)
  Weighted average number of common shares outstanding      2,807,097      2,583,600      2,067,008

















The accompanying notes are an integral part of these consolidated financial statements.

                          HUNGARIAN BROADCASTING CORP.

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
       FOR THE YEAR ENDED JUNE 30, 1996, FOR THE SIX MONTHS ENDED DECEMBER
                31, 1996 AND FOR THE YEAR ENDED DECEMBER 31, 1997



                                                                                ADDITIONAL                 CURRENCY     TOTAL
                                       PREFERRED STOCK           COMMON STOCK     PAID-IN     ACCUMU-    TRANSLATIONS STOCKHOLDERS'
                                        SHARES   AMOUNT       SHARES    AMOUNT   CAPITOL   LATED DEFICIT   ADJUSTMENT     EQUITY
-----------------------------------------------------------------------------------------------------------------------------------

Balance, July 1, 1995 ............                         1,265,000     1,265    862,545    (830,358)      10,130     45,582

Issuance of common stock-July 1995                           182,500       182    499,818                             500,000
Issuance of common stock-August 1995                         200,000       200    549,612                             549,812
Shares contributed by
officers for cancellation-12/95 ..                          (220,000)     (220)       220                                  --
Initial public offering
 in Dec. 1995 ....................                          1,150,000     1,150 5,990,590                           5,991,740
Public offering costs ............                                             (1,150,286)                         (1,150,286)
Exercise of warrants
 during year .....................                             6,100         6     36,530                              36,536
Foreign currency
 translation adjustment ..........                                                                         120,266    120,266
Net loss..........................                                                         (4,149,682)              (4,149,682)
                                                           ---------    ------  ---------  ----------     --------  ----------
Balance,  June 30, 1996 ..........                         2,583,600     2,583  6,789,029   4,980,040)     130,396   1,941,968
                                                           ---------    ------  ---------  ----------     --------    ----------

Issuance of preferred units ......  100,000     100                               329,972                              330,072
Net loss for period ..............                                                         (2,778,608)               (2,778,608)
Foreign currency
 translation adjustment ..........                                                                          (4,181)      (4,181)
                                   --------    -----      ---------      ------  ---------   ----------    ---------    ----------
Balance, December 31, 1996 ....... 100,000     $100       2,583,600      $2,583 $7,119,001  $(7,758,648)    $126.215    $(510.749)
                                   --------    -----      ---------      ------ ---------    ----------    ---------    ----------
Public offering of
preferred units ..................  426,500     427                               3,289,692                             3,290,119
Dividends declared ...............                                                 (631,800)                             (631,800)
Issuance of shares as payment
of dividends on preferred
unit holders .....................                          131,625         132     631.668                               631.800
Shares issued for services .......                           12,000          12      71,988                                72,000
Shares issued upon exercise
of warrants ......................                           16,290          16      97,642                                97,658
Shares issued upon exercise
of options .......................                           36,500          37     168,963                               169,000
Conversion of preferred stock
to common stock .................. (487,970)   (488)        976,000         976        (488)                                   --
Issuance of shares upon
cancellation of note payable .....                          173,266         174     606,338                               606,512
Issuance of warrants to
private placement investors ......                                                   96,876                                96,876
Issuance of warrants as
additional consideration
for grant of credit facility .....                                                  243.800                               243,800
Net loss for period                                                                            (3,347,067)              (3,347,067)
Foreign currency
 translation adjustment ..........                                                                            10,017        10,017
                                   --------    -----      ---------      ------   ---------   ----------    ---------    ----------
Balance, December 31, 1997 .......  38,530      $39       3,929,281      $3,930 $11,693,680   $(11,105,715) $136,232      %728,166
                                   --------    -----      ---------   ------   ---------       ----------    ---------   ----------
















The accompanying notes are an integral part of these consolidated financial statements.

                          HUNGARIAN BROADCASTING CORP.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
            FOR THE YEAR ENDED DECEMBER 31, 1997, FOR THE SIX MONTHS
          ENDED DECEMBER 31, 1996 AND FOR THE YEAR ENDED JUNE 30, 1996




                                            Year ended      Six months ended       Year ended
                                            December 31,      December 31           June 30
                                             ----------     ---------------       ----------
                                                1997              1996                1996
                                                ----              ----                ----

Cash flows from operating
 activities:
Net loss...............................       $(3,347,067)       $2,778,608          $(4,149,682)
                                               ----------         ---------          -----------
Adjustments to reconcile
 net loss to net cash used
 in operating activities:

    Amortization of
     intangibles........... ...........       1,413,078           1,044,264              724,757
    Provision for doubtful
     accounts..........................          22,637              82,253              82,536
    Depreciation.......................         102,077              30,913               13,798
    Foreign exchange losses ...........         91,900              30,039              120,266
    Amortization of discount
     on notes payable .................          42,300                  --                   --
    Gain on repayment of notes payable          (16,600)                 --                   --
    Provision for contingencies .......          86,017                  --                   --
    Loss on sale of fixed assests .....           3,193                  --                   --
    Extroadinary loss .................         151,449                  --                   --
    Issuance of equity instruments for
     service ..........................         161,070                  --                   --
    Minority interest .................         (27,995)                 --                   --
 Changes in operating assets
   and liabilities, net of business
     acquired:
    Increase in accounts
     receivable............ ...........         (11,972)           (513,874)            (186,653)
    Decrease in other receivable ......          15,215                  --                   --
    (Increase) decrease in VAT receivable            --             169,905              (39,746)
    Increase in prepaid expenses and
     expenses and other current assets..        (86,616)            (76,902)             (37,383)
    Increase in other assets...........              --             (89,680)                  --
    Increase in accounts payable.......          35,172             505,467              214,935
    Increase in accrued expenses.......         661,834             283,362               39,644
    Increase (decrease) in VAT payable.         104,751                  --                   --
    Increase(decrease) in other liabilities..   256,651            (218,594)              (6,117)
    Increase in production costs ......        (122,545)                 --                   --
                                              ---------           ---------          -----------
 Net cash used in operating
  activities...........................        (465,451)         (1,531,455)          (3,223,645)
                                              ---------           ---------          -----------
Cash flows from investing activities:
   Purchase of fixed assets,
    net of disposal ...................        (127,432)           (346,054)             (91,532)
   Purchase of investments.                          --                  --                 (653)
   Purchase of program and film rights.      (1,072,498)           (611,899)            (750,000)

   Net increase in deferred
    financing costs........ ...........              --                  --               (9,067)
   Acquisition of business, net of
    cash acquired .....................        (228,648)                 --                   --
   Net cash used in investing
    activities.........................       1,428,578            (957,953)            (851,252)
                                              ---------           ---------          -----------
Cash flows from financing activities:
   Increase (decrease) in advances
    from related parties ..............        (590,198)            178,070              148,725
   Proceeds from issuance
    of common stock....................              --                  --            5,927,802
   Proceeds from issuance
    of preferred stock.................       4,265,000             450,000                   --
   Proceeds from issuance
    of notes payable...................           7,999             850,000                   --
   Payments of notes payable,
    net of issue discount .............        (890,000)                 --             (874,583)
   Exercise of warrants and options ...         266,657                  --                   --
   Payments for offering costs ........        (974,881)            (69,926)                  --
   Increase in liability
    to minority
    stockholders ......................              --                   --              40,326
                                              ---------           ---------          -----------
 Net cash provided by
  financing activities ................       2,084,577           1,408,144            5,242,270
                                              ---------           ---------          -----------
Effect of exchange rate changes on
 cash and cash equivalents ............        (159,638)             (5,292)                  --
Net change in cash and
 cash equivalents......................          30,910          (1,086,556)           1,167,373
                                              ---------           ---------          -----------
Cash and cash equivalents
 at beginning of period ...............         375,823           1,462,379              295,006
                                              ---------           ---------          -----------
Cash and cash equivalents
 at end of period......................      $  406,733         $   375,823         $  1,462,379
                                             ==========           ==========          ===========

Supplemental disclosures of
 cash flow information:
Cash paid during the period for:
   Interest ...........................      $   32,550         $      0            $     64,118
Noncash investing and
 financing activities:
   Capitalized program rights
    costs payable in
    installments through
    December 1997 .....................      $  599,266         $    768,00         $          0



              The accompanying notes are an integral part of these
                       consoli dated financial statements.

                          HUNGARIAN BROADCASTING CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   ORGANIZATION AND BUSINESS

       Hungarian Broadcasting Corp. (the "Company") which was incorporated in the State of Delaware on September 14, 1994, was organized to acquire interests in companies that have commercial broadcasting licenses to own, develop, expand and operate television stations in Hungary. The Company initially operated in Hungary through a wholly-owned subsidiary known as HBC Kft., which was organized in November 1994. In May 1997, the Company organized Hungarian Broadcasting Corporation Televizios Rt ("HBC Rt."), a wholly-owned subsidiary, for an initial investment of $200,000. HBC Rt. has replaced HBC Kft. as the operating subsidiary in Hungary. The Rt format, a corporate structure for larger companies in Hungary, provides greater flexibility to the Company in conducting its business and was required to meet changes in the Hungarian Media Law.

       On June 16, 1995, the Company acquired a 90% interest in VI-DOK Video es Filmgyarto studio Kft. ("VI-DOK") for $240,000, and on May 30, 1995 an 80% interest in DNTV Kft. ("DNTV") for $176,000, two Hungarian companies (the "Licensees") which had been granted television licenses by the Hungarian Cultural Ministry in April 1994 to broadcast over Budapest Channel AM-micro A3 ("A3") from July 1, 1994 through July 1, 2000. Broadcasting on A3 commenced in September 1994. The acquisitions were accounted for as purchases and, accordingly, the purchase price was allocated to the assets acquired and the liabilities assumed based on their fair market values. The excess of the purchase price over the fair value of net assets acquired is classified as broadcast license costs. The Licensees effectively ceased operations shortly after their acquisition and the Company's wholly-owned subsidiary HBC Kft continued the broadcasting thereafter. In September 1996, the Company renamed its station "MSAT." In December 1996, both VI-DOK and DNTV were converted from Kfts to Rts.

     The operations of the Company are essentially in Hungary where the majority of revenues and expenditures are incurred. At December 31, 1997 and December 31, 1996, respectively, 76% and 62% of total assets, and 30% and 24% of total liabilities of the Company were maintained in the Company's Hungarian subsidiaries accounts.

     In April 1997, the Company acquired a 77% interest in Studio 2 Kft, incorporated in Budapest, Hungary. See Note 3 -- "Acquisition."

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

(A) PRINCIPLES OF CONSOLIDATION

       The accompanying consolidated financial statements include the accounts of the Company and all its subsidiaries (which are all majority owned and in which the Company has control over their operations). All material intercompany transactions and balances have been eliminated in consolidation. Minority interests arising upon consolidation have not been separately disclosed, as they are immaterial.

                          HUNGARIAN BROADCASTING CORP.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)


      The subsidiaries of the Company are as follows:


             NAME                       COUNTRY OF
                                      INCORPORATION    PERCENTAGE OWNED
             ----------------------------------------------------------
             HBC Kft...............    Hungary               100%

             VI-DOK Rt ............    Hungary                90%
             DNTV Rt ..............    Hungary                80%
             HBC Rt................    Hungary               100%
             Studio 2 Kft..........    Hungary                77%

     (B) FISCAL YEAR
       Effective March 14, 1997, the Company changed its fiscal year-end from June 30 to December 31.

     (C) REVENUE RECOGNITION
       Revenue primarily results from the sale of advertising time. Advertising revenue is recognized at the time the commercials are broadcast.

     (D) BARTER TRANSACTIONS
       Revenue from barter transactions (television advertising time provided in exchange for goods and services) is recognized when commercials are broadcast; merchandise or services received are charged to expense (or capitalized, as appropriate) when received or used. The Company records barter transactions at the estimated fair market value of the services and merchandise received unless not readily determinable in which case the transaction is recorded at the estimated fair market value of the advertising time provided. If services or merchandise are provided prior to the broadcast of a commercial, a liability is recorded. Likewise, if a commercial is broadcast first, a receivable is recorded. There were no barter gains or losses, receivables or payables at December 31, 1997, December 31, 1996 and June 30, 1996, respectively.

     (E) PROGRAM AND FILM RIGHTS
       Program and film rights acquired under license agreements and the related obligations incurred are recorded as assets and liabilities when the license period begins, the cost of each program is determinable, and the program is available for telecast. The capitalized costs are amortized using the straight-line method based upon the estimated period of usage generally ranging from nine to fifteen months. Program rights are reported at lower of unamortized cost or estimated net realizable value.

     (F) PRODUCTION COSTS
       Production costs for self-produced programs are capitalized and expensed when the program is first broadcast, except where the program has potential to generate future revenues. In that case, production costs are capitalized and amortized on the same basis as programming obtained from third parties. For animation production, costs are capitalized for each film and expensed based upon estimated future revenues.

     (G) COPYRIGHTS
       Copyrights represent compensation to professional filmmakers in Hungary under employment contracts, which transfer copyrights to the Company upon the fulfillment of the employment contracts based on Hungarian law. These costs are capitalized for each film and expensed based upon estimated future revenues.

                          HUNGARIAN BROADCASTING CORP.

     (H) PROPERTY, PLANT AND EQUIPMENT
       Property, plant and equipment are stated at cost. Depreciation is recorded following a straight-line method over the estimated useful lives of the assets, which is five years for television broadcasting and production equipment, three to five years for office equipment, fixtures and fittings and five years for automobiles. The Company reviews for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company evaluates recoverability using an undiscounted cash flow approach over the remaining life of the assets. Leasehold improvements are amortized over the life of the lease or the related asset, whichever is shorter. When assets are retired or disposed of, the costs and accumulated depreciation or amortization are removed from the respective accounts and any related gain or loss is recognized. Maintenance and repairs are charged to expense when incurred. Significant expenditures, which extend useful lives of assets, are capitalized.

     (I) BROADCAST LICENSE COSTS
       The costs of acquiring licenses to broadcast are capitalized and amortized over the life of the related licenses. Broadcast license costs acquired for $2,150,514 are being amortized over the life of the relevant licenses which terminate in July 2000. Broadcast license costs are reported at the lower of unamortized cost or estimated net realizable value.

     (J) INCOME TAXES
       The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS No. 109"). This Statement requires a liability approach for measuring deferred taxes based on temporary differences between the financial statement and income tax bases of assets and liabilities existing at each balance sheet date using enacted rates for the years in which the taxes are expected to be paid or recovered.

     (K) DEFERRED FINANCING EXPENSES
       Deferred financing expenses represent the costs associated with the debt portion of a consummated private placement financing and are being amortized on a straight-line basis over the expected term of the related borrowing.

     (L) FOREIGN CURRENCY TRANSLATION
       The functional currency is the United States dollar for the Company and the Hungarian forint for its five Hungarian subsidiaries. Assets and liabilities in foreign currencies are translated to each company's functional currency using the corresponding exchange rate in effect at the balance sheet date with any resulting gain or loss included in net income. Assets and liabilities of the subsidiaries are translated into the reporting currency (U. S. dollar) using the rate in effect at the balance sheet date and equity accounts using the historical rate. The statement of operations and cash flows are translated using the weighted average rate in effect for the period. Gains and losses from these translations are recorded in a separate component of stockholders' equity. Gains and losses resulting from transactions by the companies in currencies other than their functional currency are included in net income.

     (M) CASH EQUIVALENTS
       The Company classifies as cash equivalents all highly liquid investments with a maturity of three months or less at the time of purchase.

     (N) DIVIDEND POLICY

     The Company is dependent upon payment of dividends by its Hungarian subsidiaries as the source of its own dividends. Dividends are payable to foreign investors such as the Company in forints, which may be converted into U.
S. dollars at the official rate of exchange announced by the National Bank of Hungary. At December 31, 1997, there were no significant distributable reserves in the Hungarian subsidiaries of the Company.

                          HUNGARIAN BROADCASTING CORP.

     In September 1996 and in February 1997, the Company issued shares of Series A Convertible Cumulative Redeemable Preferred Stock. The Company may pay dividends on this Preferred Stock either in cash or in shares of Common Stock.

     (O) CONCENTRATIONS OF CREDIT RISK
       Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of temporary cash and trade receivables. The Company places its temporary cash and investments with high quality financial institutions. At times, demand deposits and cash equivalents may be in excess of the FDIC and National Depository Insurance Fund in Hungary insurance limits. Concentration of credit risk with respect to trade receivables are significant due to the Company's largest advertising customer representing approximately 32%, 27% and 10% of total revenue and 48% and 25% of total receivables at December 31, 1997, December 31 1996 and June 30, 1996, respectively. Generally, the Company does not require collateral or other security to support contract receivables.

     (P) LOSS PER SHARE
        In 1997, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share." This statement simplifies the existing computational guidelines, revising the disclosure requirements, and increasing the comparability of earnings per share data on an international basis. Basic loss per share has been calculated based on the weighted average number of common shares outstanding. Where appropriate earnings and shares outstanding are adjusted to include the effects of dilution of the interests of common stockholders that might be caused by the ultimate conversion of warrants, options and preference shares, except where such an effect would be antidilutive.

      (Q) LITIGATION
       The Company provides for contingent liabilities in connection with pending legal matters when losses are both probable and estimable.

     (R) RECLASSIFICATIONS
       Certain reclassifications were made to prior period amounts to conform to current period classifications.

     (S) CHANGE IN ACCOUNTING STANDARDS
       Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," is effective for fiscal years beginning after December 15, 1997, including interim periods. This statement establishes standards for reporting and displaying comprehensive income and its components in a full set of general-purpose financial statements. The Company intends to adopt SFAS 130 for the quarter ended March 31, 1998, but has not yet determined the impact of the implementation of this statement.

3.    ACQUISITION

In April 1997, the Company acquired 77% of the issued and outstanding stock of Studio 2 Kft., a Budapest based animation studio. This company was purchased from M&A Management Kft., a company wholly owned by the President and Chief Executive Officer of the Company, for $743,819, of which $300,000 was paid in cash and $443,819 was represented by an unsecured note with annual simple interest of 8 1/2 % due December 31, 1997. The acquisition has been accounted for as a purchase and, accordingly, the results of Studio 2 Kft have been included in the Company's consolidated financial statements from the date of acquisition. The purchase price of $743,819 has been fully allocated to the underlying assets of Studio 2 Kft based upon their respective fair values at the time of acquisition. The excess of the purchase price over the equity of Studio 2 Kft totaling $311,434 has been allocated to copyrights. The feature length animation film MISHY & MUSHY, which is the sole significant animation project of Studio 2 Kft, has not completed production. Accordingly, the amortization of the film costs have not begun. The unsecured note was subsequently converted into equity in July 1997, when M&A Management Kft received 173,266

                          HUNGARIAN BROADCASTING CORP.

shares of unregistered common stock in the Company with a fair market value of $605,368 at the conversion date, resulting in an extraordinary loss of $151,449 from the early retirement of debt.

4.   VAT RECEIVABLE/PAYABLE

     Value-added taxes paid in Hungary for which a reimbursement claim was submitted by the Company, have been included in current assets. When at a period close VAT balances net to a payable, such balances are included in current liabilities.

5.   PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment consists of the following:

                                              DECEMBER 31       DECEMBER 31
                                                  1997              1996
                                                  ----              ----
     Television  broadcasting and
      production equipment ...............     $ 173,028          $ 133,709
     Office equipment, fixtures and
      fittings ...........................       133,814            160,457
     Leasehold improvements ..............       170,419            186,278
     Vehicles ............................        36,856              7,269
                                              ----------          ----------
                                                 514,117            487,713
     Less:  Accumulated depreciation .....      (112,939)            (44,080)
                                              ----------          ----------
                                               $ 401,178           $ 443,633
                                              ----------          ----------

6.   PROVISION FOR INCOME TAXES

     The Company and its subsidiaries had approximate cumulative deferred tax assets of $2,759,350 and $1,810,000 at December 31, 1997 and 1996, respectively, arising from net operating losses from the current and prior periods. The cumulative net operating losses of $10,797,336, at December 31, 1997, since the Company's inception can be carried forward and applied to reduce taxable income in the future. There are no deferred tax liabilities to be offset by those future tax deductions, the future tax deductions cannot be realized by loss carryback because no taxes have been paid, and the companies have had pretax losses since their inception. Therefore, as there is not sufficient positive evidence, as defined by SFAS 109, to overcome the negative evidence discussed above regarding the recoverability of the deferred tax assets, the Company has fully provided for the deferred tax asset of $2,759,350 and $1,810,000 at December 31, 1997 and 1996, respectively.

7.   NOTES PAYABLE

     From November 1994 through March 1995, the Company sold (in a private placement) units consisting of $2,120,000 aggregate principal amount of unsecured promissory notes and 265,000 shares of common stock for an aggregate purchase price of $2,120,000. The Company incurred $153,789 of financing expenses relating to the private placement, of which $122,100 and $31,689 has been allocated to debt and equity, respectively. The $153,789 includes legal fees of $28,200 paid to the Company's secretary/stockholder. The notes bear simple interest at 6% per annum and were originally due upon the earlier of December 31, 1995 or the successful consummation of the initial public offering, which was rescinded during November 1995. The revised terms require that only one-half of the notes were due upon the earlier of December 31, 1995 or the successful consummation of the subsequent initial public offering. The balance of the notes were due on June 30, 1997. Consequently, the amortization expense relating to the original issue discount and deferred financing expenses were recomputed over the revised expected term of the notes. Total original issue discount of $437,000 (an imputed interest rate of 19% per annum) has been recorded and is being amortized over the expected term of the notes, along with the $122,100 of financing expenses related to the debt portion of the private placement. During January 1996, $1,060,000 of the notes were repaid.

                          HUNGARIAN BROADCASTING CORP.

     In December 1996, the Company borrowed $850,000 by issuing promissory notes payable upon the earlier of one year from the date of issuance or the consummation of a public offering of securities by the Company with interest at 18% per annum. These notes were collateralized by a pledge of 370,000 shares of common stock owned by the President of the Company, Peter E. Klenner, and 30,000 shares owned by Frank R. Cohen, Treasurer of the Company at that time. In February 1997, these borrowings were repaid from proceeds of the February 1997 public offering by the Company.

     On June 30, 1997, promissory notes totaling $1,060,000 were due. The Company offered the note holders compensation to extend the notes for one year to June 30, 1998. Note holders representing $740,000 of the outstanding debt agreed in writing to extend the maturity date on the notes. Note holders representing $40,000 of the outstanding debt requested immediate repayment and the note holders comprising the remaining balance either agreed orally to the extension or have not responded to the Company's inquiries. The Company agreed to pay the note holders accepting the extension 50% of the interest accrued as of June 30, 1997. All note holders, except a certain related party, received 2,500 Common Stock Purchase Warrants per unit on November 1, 1997; the market value which equaled $2.00 per warrant at their date of grant. This additional consideration totaling approximately $97,000 is being amortized over the extension period of the notes. At December 31, 1997, the unamortized portion of $48,438 is included in other assets. Note holders requiring immediate repayment were paid at a price below the notes carrying value. The Company has recognized a gain of $16,600 from the debt repayment.

8.    PREFERRED STOCK AND COMMON STOCK PURCHASE WARRANTS

     In September 1996, the Company sold 100,000 shares of Series A Convertible Cumulative Redeemable Preferred Stock ("Preferred Stock") and 100,000 common stock purchase warrants for $450,000 in a private offering. Proceeds of the private placement, net of issuance costs, were $329,972.

     Common stock purchase warrants ("Warrants") have the same terms as the Common Stock Purchase Warrants issued during the initial public offering in December 1995. Each Warrant entitles the holder to purchase until December 20, 2000 one share of Common Stock at an exercise price of $6.00. The Warrants are subject to redemption at the Company's option after an initial period provided that the closing price of the underlying Common Stock equals or exceeds $8.50 per share on at least 20 of 30 consecutive trading days prior to notice of redemption.

     In February 1997, the Company, in a public securities offering, sold 426,500 units of Preferred Stock and Warrants for $10.00 per unit. Net proceeds to the Company after expenses from the Offering were $3,290,119. The fair market value of these units, as represented by the underlying securities, was $14.62 per unit as at the date of the issue, resulting in an effective preferred dividend of $1,970,000.

      Each share of Preferred Stock is convertible into two shares of Common Stock and is entitled to cumulative annual dividends of $1.20 payable on September 15 of each year. The Company may, at its option, pay dividends in shares of Common Stock, in lieu of cash. The Preferred Stock is redeemable at the Company's option for a redemption price of $12.00 per share plus accumulated dividends, but only after the closing price of the Common Stock equals or exceeds $10.00 per share for 20 of 30 consecutive trading days prior to redemption notice. Shares of Preferred Stock are entitled to one vote per share voting together with the Common Stock. If dividends payable on the Preferred Stock have been unpaid for two dividend periods, the holders of the Preferred Stock, voting as a class, shall be entitled to elect two directors to the Board of Directors. Preferred Stock will be entitled to a preference on liquidation equal to $10 per share, plus accumulated unpaid dividends.

     In September 1997, the Company issued 131,625 shares of unregistered common stock with a fair market value of $631,800 at date of issue as payment in full for the dividends due. As of December 31, 1997, 487,970 shares of Series A convertible preferred stock were converted into common stock, leaving a balance of 38,530 shares of Series A convertible preferred stock outstanding.

                          HUNGARIAN BROADCASTING CORP.

As of December 31, 1997 and December 31, 1996, the issued and outstanding Warrants were 2,384,860 and 1,703,900, respectively.

9.   COMMON STOCK

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

          In December 1995, three of the Company's officers contributed stock to the Company for no consideration. In January 1998, in relation to the acquisition referred to in Note 17 below, the Company agreed to reimburse these founders and former officers for a portion of their losses suffered as a result of the failure of Coleman Securities, Inc. ("Coleman") to complete a firm commitment underwriting. The Company has an action against Coleman in the Supreme Court of the State of New York to recover damages from the aborted underwriting. The founders voluntarily cancelled 220,000 of their shares for no compensation to permit the Company to successfully complete its initial public offering with another underwriter at $5 per share. The Company will pay these founders $250,000 in cash and $150,000 in stock at the time of a future equity offering in excess of $2.0 million and a further $250,000 in cash at a future date to be negotiated but not earlier than January 1, 1999. A further $300,000 in cash will be paid from any proceeds of the Coleman litigation but to be paid only after full payment of the original investors' notes.

     On December 20, 1995 the Company completed an initial public offering of 1,150,000 shares of its common stock at $5.00 per share and 1,610,000 Warrants at $0.15 per warrant. The Company also issued to the underwriter other warrants for the purchase of 100,000 shares of common stock at $8.25 per share and 140,000 common stock purchase warrants at $0.225 per warrant. The proceeds of this offering amounted to $4,995,338, net of underwriting commissions and expenses.

       On June 21, 1996, the Company increased the number of authorized shares of common stock from 5,000,000 to 15,000,000; authorized the issuance of up to 5,000,000 shares of preferred stock; and increased the number of shares of the common stock available under the Company's 1994 Incentive Stock Option Plan, as amended, from 100,000 shares to 350,000 shares for use as incentive awards to certain key employees, directors and consultants. The Company has a policy to retain sufficient authorized but unissued common shares to meet its conversion and exercise obligations for convertible preferred shares, warrants and options.

10. DIVIDENDS -- DISTRIBUTION OF SHARES OF CENTRAL EUROPEAN SATELLITE CORP. TO STOCKHOLDERS

       On December 31, 1997, the Company distributed shares of its wholly-owned subsidiary, Central European Satellite Corp. ("CESAT"), to the shareholders of Hungarian Broadcasting Corp. on a one share for one share basis. The fair market value of the dividend is insignificant due to the absence of a market for CESAT stock. The only asset of CESAT is a letter of intent signed with Magyarsat Kft in November 1997 authorizing the company to finance and launch an Amos-class communications satellite into the same terrestrial position as the current Amos 1 satellite. Magyarsat Kft is owned on a 50:50 basis by state-owned Antenna Hungaria and Israel Aircraft Industries Ltd. ("IAI"), Israel's state-owned aerospace company. Terms for the venture are for CESAT to raise approximately $39 million of equity capital and approximately $100 million of debt financing in exchange for an approximate 94% ownership interest prior to raising new equity. The state of Hungary is contributing its terrestrial space for the satellite and IAI will contribute $1.0 million of cash. Existing Central European traffic on the Amos 1 satellite (except for one transponder) will be transferred to the new satellite. The Company's former Chief Executive Officer (and current Chairman of the Board) is now Chief Executive Officer of this new business. The Company has no continuing economic interest in this corporation.

                          HUNGARIAN BROADCASTING CORP.

11.   EARNINGS PER SHARE

     Earnings per share are calculated as follows:


                                                        FOR THE YEAR ENDED DECEMBER 31, 1997

                                                                                       PER
                                                         EARNINGS       NUMBER         SHARE
                                                                       OF SHARES      AMOUNT
                                                         ---------     ---------      -------
    Loss before extraordinary item.................... $(3,195,618)
    Less:   preferred stock dividends.................. (2,601,800)
                                                        -----------
    BASIC EPS
    Loss attributable to common stockholders.......    (5,797,418)        2,807,097    $ (2.06)



       Basic earnings per share for the six months ended December 31, 1997 and the year ended June 30, 1996 are not included in the reconciliation above as there were no reconciling items to the Earnings or Number of shares for those periods.

       Dilutive earnings per share were not calculated as the effects of including the common equivalent shares for the outstanding options, warrants and convertible preferred stock would be antidilutive for loss periods.

12.   STOCK OPTION PLAN

      The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123 ("SFAS 123"), "Accounting for Stock-Based Compensation." Accordingly, no compensation cost has been recognized for the Company's Stock Option Plan ("the Plan").

     This Plan provides that incentive and non-qualified options may be granted to officers, employees, directors and consultants to the Company for the purpose of providing an incentive to those persons to work for the Company. Options are generally fully vested upon granting. The Plan is administered by the Board of Directors. The Board of Directors determines, among other things, the persons to whom stock options are granted, the number of shares subject to each option, the date or dates upon which each option may be exercised and the exercise price per share. Options granted under the Plan are exercisable for a period of up to ten years from the date of the grant. Options terminate upon the optionee's termination of employment or consulting arrangement with the Company, except that, under certain circumstances, an optionee may exercise an option within the three-month period after such termination of employment. An optionee may not transfer any options except that an option may be exercised by the personal representative of a deceased optionee within the three-month period following the optionee's death. Incentive options granted to any employee who owns more than 10% of the Company's outstanding common stock immediately before the grant must have an exercise price of not less than 110% of the fair market value of all underlying stock on the date of the grant and the exercise term may not exceed five years. The aggregate fair market value of common stock (determined at the date of the grant) for which any employee may exercise incentive options in any calendar year, may not exceed $100,000. In addition, the Company will not grant a non-qualified option with an exercise price less than 85% of the fair market value of the underlying common stock on the date of the grant.

     Had compensation cost for the Company's Plan been determined based on the fair value at the grant date of awards in 1995, 1996 and 1997 consistent with the provisions of SFAS No. 123, the Company's net loss and net loss per share would have been increased to the pro forma amounts indicated below:

                          HUNGARIAN BROADCASTING CORP.

The effects of applying SFAS 123 in this pro forma disclosure are not indicative of future amounts. SFAS 123 does not apply to awards prior to 1995, and additional awards in future years are anticipated.


        PERIOD                     AS REPORTED            PRO FORMA
        ------                     -----------            ----------

       YEAR ENDED
    DECEMBER 31, 1997
    -----------------
         Net loss             $   (3,347,067)           $  (3,428,397)
         Net loss per share   $        (1.19)                $  (1.22)


     SIX MONTHS ENDED
    DECEMBER 31, 1996
         Net loss             $   (2,778,608)           $  (3,222,808)
         Net loss per share   $        (1.08)           $       (1.25)

       YEAR ENDED
    JUNE 30, 1996
         Net loss           $     (4,149,682)           $  (4,742,932)
         Net loss per share $          (2.01)           $       (2.29)

     A summary of the status of the Company's stock options as of December 31, 1997, December 31, 1996 and June 30, 1996 and changes during the periods ended on those dates is presented below:



                                                  YEAR ENDED                SIX MONTHS ENDED             YEAR ENDED
                                               DECEMBER 31, 1997           DECEMBER 31, 1996            JUNE 30, 1996
                                               -----------------           -----------------            -------------
                                                          WGTD. AVE.                  WGTD. AVE.               WGTD. AVE.
                                             SHARES      EXER. PRICE      SHARES     EXER. PRICE    SHARES    EXER. PRICE
                                        ------------------------------------------------------------------------------------
Outstanding at beginning of period           345,000         $5.44     185,000        $7.91         ---       $   ---
Granted                                       50,000          4.10     285,000         5.53         225,000      7.39
Exercised                                    (36,500)         4.63         ---          ---          ---          ---
Cancelled                                    (90,000)         6.00     (125,000)       9.30         (40,000      5.00
                                          -----------    ---------     ----------      -----      ---------   ---------

Outstanding at end of period                 268,500         $5.11       345,000       $5.44        185,000       $7.91

Options exercisable at end of period         268,500         $5.11       345,000        $5.44       185,000       $7.91
Options available for future grant            81,500                       5,000                    165,000
Weighted average fair value of options
   Granted during the period                   $1.63                       $2.67                      $3.67




                          HUNGARIAN BROADCASTING CORP.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

       The fair value of each option granted during 1995, 1996 and 1997 is estimated on the date of grant using the Black-Scholes option-pricing model with the following average assumptions: (I) dividend yield 0%, (ii) expected volatility of 50%, (iii) 6.21% interest rate, and (iv) expected term of three years.

       In 1997, the model was applied using criteria different from those used in computing figures in 1996. In particular, vesting is now assumed to occur upon the initial grant of the option and it is assumed there will be zero forfeitures. As a consequence, the pro-forma net loss disclosed above for the six months ended December 31,1996 and for the year ended June 30, 1996 have been increased by $293,080 and $249,228, respectively, compared to relevant figures disclosed in the financial statements drawn up as at December 31, 1996.

     The following table summarizes information about the Company's stock options outstanding at December 31, 1997 and December 31, 1996, respectively.


EXERCISE PRICES                                  OPTIONS OUTSTANDING                       OPTION EXERCISABLE
                                      NUMBER         WGTD. AVE.       WGTD. AVE.         NUMBER        WGTD. AVE.
                                    OUTSTANDING     REMAIN. LIFE     EXERC. PRICE     EXERCISABLE      EXER. PRICE
AT DECEMBER 31, 1997:               -----------  ------------------  ------------     -----------      ------------
$3.50                                 10,000             4.5              $3.50          10,000          $3.50
$5.00                                 215,000            3.6             5.00            215,000          5.00
$6.00                                 43,500             3.5             6.00            43,500           6.00

AT DECEMBER 31, 1996:
$5.00                                 195,000            4.6             $5.00           195,000          $5.00
$6.00                                 150,000            4.5              6.00           150,000           6.00


13.  FAIR VALUE OF FINANCIAL INSTRUMENTS

      The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments for which it is practical to estimate that value:

     CASH AND CASH EQUIVALENTS
     The carrying amount reported in the balance sheet for cash and cash equivalents approximates their fair values due to the short-term maturity of those instruments.

     NOTES PAYABLE
     The carrying amount of the Company' s borrowings under its notes payable approximates its fair value since the imputed interest rate on the notes payable is comparable to the interest rate the Company could currently obtain on borrowings with similar terms.

14.   RELATED PARTY TRANSACTIONS

Mr., Klenner, Chairman of the Board of the Company, was formerly Chief Executive Officer of EuroWeb International Corp. ("EuroWeb") that purchased $800,000 of unsecured promissory notes and 100,000 shares of common stock in the November 1994 private placement (Note 7). As additional compensation, EuroWeb received an option (which was exercised in March 1995) to purchase 150,000 shares of common stock at $3 per share and the right of first refusal for a three-year period to act as general contractor for all broadcast facilities to be built by the Company. The amount outstanding relating to the unsecured promissory notes was $400,000 as of December 31, 1997 and has been included in notes payable in the balance sheet. In February 1997, the Company loaned EuroWeb $350,000 bearing 6% interest due June 30, 1998 secured by the above-mentioned outstanding note to the company. Prior to December 31, 1996, EuroWeb made interest free short-term loans to the Company for operational purposes. The total amount due to EuroWeb pursuant to these loans was approximately $57,000 and $64,000 at December 31,

                          HUNGARIAN BROADCASTING CORP.

1997 and 1996, respectively.

     On June 30, 1995, the minority shareholders of two of the Company's subsidiaries were owed $416,000, as a result of the Company's purchase of their stock in those subsidiaries. In February 1996, $189,800 was paid and in March 1997 an additional $50,000 was paid leaving a balance due of $176,200 at December 31, 1997.

       In February 1996, the Company purchased a license, for $750,000, for the exclusive Hungarian rights to certain programming for MSAT for the period April through December 1996 from Power Television Limited ("Power TV"). This company is owned by Justin Bodle, a director of the Company until January 1998. In July 1996, the Company agreed to license, for $1,378,000, the exclusive rights to additional programming for the period October 1, 1996 through December 31,1997 from Power TV. In October 1997, the Company agreed to license, for $467,500, the exclusive rights for additional programming for the period January 1, 1998 through December 31, 1998 from Power TV. Amounts payable totaling $373,500 and $1,151,500 are included in due to related parties at December 31, 1997 and December 31, 1996, respectively, relating to the purchase of program rights from Power TV.

     Beginning in July 1996, the Company hired Justin Bodle as a consultant for a two-year period at a fee of 1,000 shares of non-registered common stock per month. Beginning in January 1997, the monthly payment was increased to 1,500 shares. The parties agreed to terminate the consulting contract on July 1, 1997 and the Company agreed to pay Mr. Bodle an additional 3,000 shares. The Company records compensation expense based on the fair value of these securities at each month-end. Compensation expense relating to these consultant services totaled $30,000 for the six-month period ended December 31, 1996 and $60,000 for the year ended December 31, 1997. The Company has fully provided for this amount, as these securities were not paid to the consultant as of December 31, 1997. Mr. Bodle was paid in full for these services in January 1998.

       In November 1996, Justin Bodle was granted options to purchase 40,000 share of Common Stock at $5.00 per share as partial inducement to defer approximately $700,000 due to Power TV under the July 1996 license agreement described above.

     The amount due to related parties at December 31, 1996 includes $40,000 due to Mr. Klenner. This amount was repaid in February 1997.

        In November 1996, Mr. Klenner advanced $200,000 as short-term financing to the Company. As partial inducement for this loan, the Company awarded to this officer/director five-year options to purchase 95,000 shares of Common Stock at $5.00 per share. The Company had approximately $201,000 outstanding in connection with this loan, including accrued interest at December 31, 1996. This amount was repaid from proceeds of the Company's public offering in February 1997.

        In November 1997, the Company entered into a loan facility due December 31, 1998 with a company owned by Mr. Klenner for up to $300,000 at an interest rate of 6% per year. As partial inducement for this loan, the Company awarded Mr. Klenner 100,000 unregistered Warrants with a fair market value of $243,800 at date of grant. This amount is being amortized over the loan term. At December 31, 1997, the unamortized portion of $203,167 is included in other assets. As of December 31, 1997, $275,000 was outstanding pursuant to this loan facility.

       In July 1997, the Company granted the Chief Accountant and the Chief Financial Officer 10,000 and 20,000 stock options, respectively, pursuant to the Company's stock option plan as amended in June 1996. The options, which have a five-year expiration, were granted at their fair market value of $3.50. Each option may be exchanged for one share of the Company's common stock.

                          HUNGARIAN BROADCASTING CORP.

15.   COMMITMENTS AND CONTINGENCIES

    CONSULTING AND COMPENSATION AGREEMENTS

     The Company has an employment agreement with Mr. Klenner for the period ending December 31, 2000 at $120,000 per year.

     In January 1996, Robert Genova resigned and forfeited remaining payments on an employment contract and canceled an option to purchase 40,000 shares of Common Stock. At that time, the Company agreed to pay Mr. Genova $144,000 if there were a change in control of the Company prior to January 17, 1998. In December 1997, Mr. Genova agreed to serve as a consultant to the Company for 1998 for a fee of $3,000 per month and further agreed to forfeit his rights to the above mentioned change of control fee.

     In September 1997, the Company contracted with an investment-banking firm to manage and arrange the private placement of a convertible debt offering of up to $5.0 million. As a result of its purchase of Global Television Networks, Inc. in January 1998, the Company suspended the offering. Discussions with the investment bank by the new management are continuing.

   As compensation to outside directors, the Company pays directors' fees equal to $2,000 per meeting, minimum of four meetings per year, and reimburses their travel and other out-of-pocket expenses. Officers do not receive any compensation for serving as directors.

   LEASES

    The Company formerly had a five year lease agreement with Nethold Central Europe B.V. ("Nethold"), ending October 6, 2001, whereby Nethold transmitted the Company's program signals by satellite throughout Hungary. During the first quarter of 1997, Nethold notified the Company of its plan to reduce its activities in Hungary and expressed its desire to terminate the satellite contract. In May 1997, the Company and Nethold entered into an agreement whereby Nethold's services ended on June 30, 1997. Pursuant to the contract Nethold paid $1,200,000 in cash to the Company and $200,000 in forgiveness of service charges for the period January 1, 1997 through June 30, 1997. The Company paid $30,000 to Nethold for the late return of their equipment. To replace this service, the Company contracted with Antenna Hungaria for satellite-to-cable broadcast services using the Amos satellite, which began in late-June 1997.

     The Company has a nine year lease agreement with Orion Atlantic Satellite Services ("Orion Atlantic"), commencing on August 31, 1996 and extending through August 31, 2005, at a monthly rental fee of $27,240, whereby Orion Atlantic provides the Company with space on its Satellite to transmit its broadcast signal to Nethold's uplink facilities in the Netherlands. In May 1997, Nethold and the Company agreed to terminate Nethold's services and thus the Company no longer has any use for the channel leased from Orion Atlantic. The Company is exploring possibilities for others to take over the Orion Atlantic contract.

   The Company leases office facilities in Budapest, Hungary under an operating lease, with monthly payments of $12,000, plus value added tax, expiring June 30, 2001.

   In May 1997, the Company signed an eight-year contract with Antenna Hungaria for transmission of MSAT's broadcasting signal via the Amos 1 satellite and also transmission on the AM Micro system in Budapest for a monthly rental fee of $67,000.

                          HUNGARIAN BROADCASTING CORP.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

     At December 31, 1997, the aggregate minimum rental payments required under all operating leases that had initial or remaining terms in excess of one year were as follows:

                        YEAR               AMOUNT
                        ----               ------

                        1998            $ 1,367,496
                        1999              1,367,496
                        2000              1,352,880
                        2001              1,339,380
                        2002              1,334,880
                        Thereafter        3,391,680
                                         ----------
                                        $10,153,812

         Total rent expense for all operating leases amounted to $1,617,764, $641,538 and $762,135 for the year ended December 31, 1997, the six months ended December 31, 1996 and the year ended June 30, 1996, respectively.

   LICENSE PROCEEDING

         TV3, a competitor of the Company, which was granted a six year, 24 hour per day microwave license on the AM Micro system in Budapest, applied to the Ministry of Culture to overturn the grant of the licenses to the Licensees and NAP TV made in March 1994 on the ground that proper procedures were not followed because the authority of the committee that awarded the licenses had expired prior to the date that the licenses were granted. The Ministry of Culture denied the application and held that even if a new committee were acting, it would also have granted the licenses to the Licensees and to NAP TV. TV3 thereafter instituted a legal action in December 1994 against the Ministry of Culture, but not against either of the Licensees, to overturn its decision in awarding the licenses in the Metropolitan Court of Budapest. At a hearing, the Municipal Court ordered the Ministry to follow prescribed procedures and make a new decision. The Ministry appealed this decision to the Appeals Court of Budapest. In April 1995, the Company received a letter from the Ministry confirming that the licenses had been granted to the Licensees and that the Licensees may operate in accordance with the terms of the licenses. In November 1995, the Appeals Court vacated the decision of the Metropolitan Court on the ground that no notice of the hearing had been given to the Licensees (which had not had an opportunity to appear at the hearing). The Appeals Court further ruled that the only issue to be decided by the Municipal Court is whether the Ministry's committee was properly constituted to grant the licenses and remanded the matter for a hearing in the Fall 1996 term. In particular, the Appeals Court ruled that the Metropolitan Court does not have jurisdiction to revoke the grant of the licenses or otherwise modify the decision of the Ministry's committee and, accordingly, the Licensees may continue to operate under the licenses, pending final determination by the Ministry committee. In its ruling in June 1996, the Metropolitan Court ruled in favor of the Company. Subsequently, TV3 has requested a review of this matter by the Supreme Court, which is currently pending.. If this ruling is overturned, this would have no adverse effect on the Company's ability to continue broadcasting because the Company began broadcasting under a new contract, granted by Antenna Hungaria, on a new AM Micro channel in September 1997.

   SUBSIDIARY RECEIVERSHIP

         In November 1997, the Company was notified by the Capital Court of Budapest that one of its non-operating subsidiaries, HBC Kft, had been placed in receivership due to the failure to pay an interest penalty of approximately twenty-five ($25) dollars. The Company had previously paid a nominal judgment. The Company's Hungarian operating subsidiary, HBC Rt., paid this penalty interest and has agreed to pay any remaining debt in HBC Kft. The Company expects that the receivership of HBC Kft will be ended in the next few weeks. This event has had no material impact on the operations or financial condition of the Company.

                          HUNGARIAN BROADCASTING CORP.

16. COMPARISON OF YEAR ENDED DECEMBER 31, 1997 WITH DECEMBER 31, 1996 (UNAUDITED) AND SIX MONTHS ENDED DECEMBER 31, 1996 WITH SIX MONTHS ENDED DECEMBER 31, 1995 (UNAUDITED)

     In March 1997, the Company changed its fiscal year-end from June 30 to December 31. The following figures for the year ended December 31, 1997 and 1996(unaudited) and the six months ended December 31, 1996 and 1995 (unaudited) for the transition period resulting from the change in fiscal year-end are presented for comparative purposes:





                                                             YEAR ENDED    YEAR ENDED     SIX MONTHS      SIX MONTHS ENDED
                                                             DECEMBER 31   DECEMBER 31  ENDED DECEMBER 31   DECEMBER 31
                                                                 1997          1996          1996              1995
                                                                 ----          ----     --------------    --------------
                                                                            (UNAUDITED)                    (UNAUDITED)

Net revenues                                                  $ 2,981,260   $ 1,527,855    $ 1,239,418    $   383,671
Expenses
  Other operating costs and expenses ....................        3,397,336    2,910,458      1,679,859        678,598
  Amortization of deferred program costs.................          944,004      986,000        736,000            ---
  Amortization of broadcast license costs................          423,048      435,116        211,526        199,462
  Selling, general and administrative expenses...........        2,383,382    2,224,704      1,428,982        844,267
                                                                 ---------    ---------      ---------        -------
                                                                7,147,770     6,556,278      4,056,367      1,722,327
                                                                ---------     ---------      ---------      ---------

  Operating loss ........................................      (4,166,510)   (5,028,423)    (2,816,949)    (1,338,656)
Income from contract cancellation .......................       1,200,000        ---           ---             ---
Interest and other income ...............................         116,086       193,682        146,968          2,957
Interest expense ........................................        (262,156)     (343,474)       (78,588)      (254,706)
Foreign currency exchange rate loss .....................         (83,038)      (30,039)       (30,039)         ---
Write-off of deferred offering costs ....................           ---           ---            ---         (129,631)
Loss before extraordinary item ..........................      (3,195,618)   (5,208,254)    (2,778,608)    (1,720,036)
Extraordinary item ......................................        (151,449)       ---           ---            ---

     Net loss                                                 $(3,347,067)  $(5,208,254)   $(2,778,608)   $(1,720,036)
                                                              ===========   ===========    ===========    ===========




17.    SUBSEQUENT EVENTS

     ACQUISITION OF GLOBAL TELEVISION NETWORKS, INC.
       On January 5,1998, pursuant to a Reorganization Agreement, the Company acquired all of the outstanding common stock of Global Television Networks, Inc. ("Global") in exchange for 3.75 million shares of the Company's Common Stock,
1.25 million of which are held in escrow which will be delivered only upon Global meeting certain performance measures. The value of this purchase, exclusive of the escrowed shares, is approximately $16.5 million. On January 5, 1998, immediately prior to the above transaction, Global and Hungarian Broadcasting Project Kft ("HBP") purchased 24% and 76%, respectively of Sziv Television, a national satellite-to-cable broadcaster currently reaching approximately 1.3 million television households through an AM Micro transmission system in Budapest and about 140 cable companies via satellite distribution in Hungary, Global is entitled to 99% of all profits from Sziv, and HBP is entitled to the remaining 1%. In addition, Global has an option to purchase HBP at any time for $15,000 or to appoint another investor to hold HBP upon payment of $15,000. Global is also a distributor of paid adult television programming, holding exclusive long-term contracts with NTV Plus, DBS (direct broadcasting system) operators in Russia, and long-term contracts with United Phillips cable operators in Vienna and Amsterdam. In addition Global owns a chatline service in the United States.

        Pursuant to the acquisition, the Company entered into a Registration Rights Agreement giving the former shareholders of Global the right, starting 24 months after the closing of the Reorganization Agreement, to require the Company to register the Common Shares granted to them thereunder, with the Securities and Exchange Commission.

       Pursuant to the acquisition of Global, the Company also entered into three-year employment agreements with five owners/executives/consultants of Global. Total payments under these contracts will be $2.34 million. In addition, these employees/consultants received 3.0 million five-year options exercisable into common shares in the Company at $10 per share.

       In a transaction related to the acquisition of Global, Global agreed to allow Peter Klenner, President and director of the Company, to put to Global 300,000 common shares that he owned in the Company at a price of $7.50 per

                          HUNGARIAN BROADCASTING CORP.

share on or after December 31, 1998. Upon the acquisition of Global by the Company, the Company assumed this put obligation.

     Immediately after the acquisition of Global, the Company accepted the resignation of Justin Bodle as a director. Offer Assis, Shai Bar-Lavi, Ami Shafrir and Fred Smithline were elected directors. Mr. Klenner was elected Chairman of the Board, Mr. Assis was elected President and Chief Executive Officer and Shai Bar-Lavi was elected Chief Operating Officer.

       The former owners/executives of Global own Top-Line Communications, Inc. ("Top-Line"), a television production studio in New York. As part of the due diligence in the sale of Global to the Company, Top-Line financed certain expenses including travel and lodging for persons associated with the Global-Hungarian Broadcasting transaction, including the investigation of broadcasting opportunities elsewhere in Europe. The Company agreed to reimburse Top-Line for expenditures made in the due diligence process only if the Company purchased Global. Top-Line has continued to advance expenses directly related to the Company's activities. As of March 25, 1998 Top-Line has been reimbursed $285,000 for expenses incurred on the Company's behalf. In addition, approximately $70,000 of legal expenses incurred by the sellers have been or will be paid by the Company.

     EMPLOYMENT AGREEMENT
       In January 1998, the Company entered into a five-year employment agreement with its general counsel and Secretary. Total payments will be $480,000 plus 80,000 five-year options exercisable into common shares in the Company at $5.00 per share.

     RENTAL AGREEMENTS
         In January 1998, the Company signed a five-year lease with EuroWeb International Inc., a related party, at a monthly rental of $6,481. The payments are for the rental of four apartments in a 14-unit modern apartment building next to the offices of the Company. These apartments are used by the President, the Chief Operating Officer and the General Manager of the station. A fourth apartment is for use by consultants and business visitors to the Company. In April 1998, the entire 14-unit building was leased to an independent company. The Company is in contact with the new lessee about subleasing additional space. The marketing department for the Company has moved into the building and will pay rent at the same per-square-meter cost as reflected in the first four apartments. It is anticipated that most, if not all, of the other space in the building will be used by the Company or by others that do business with the Company. The Company believes that the rental charges are no higher than the costs for comparable facilities.

     PLANNED ISSUANCE OF SECURITIES
       In March 1998, the Company contracted with a New York-based investment banker to sell on a "best efforts" basis from $3 million to $6 million of 6% Convertible Preferred stock. In the event that the issue is not completed, the Company would need to seek alternative sources of financing to fund the continued development and operations of the Company.

     LISTING REQUIREMENTS
        The Company is aware that, as of February 22, 1998, the listing requirements for the NASDAQ Small Cap market were raised. In response to an inquiry from the NASDAQ, the Company provided additional information to them so that they could determine whether the Company met the new requirements. The NASDAQ subsequently informed the Company that it meets the new requirements, and that subject to a review of documents to be filed in respect to the 1997 financial position of the Company, the NASDAQ would notify the Company in writing of this decision.

       Relative to the acquisition of Global referred to above, the Company filed an initial Form 8K with the Securities and Exchange Commission ("SEC"). As permitted by relevant regulations, this initial filing did not include all

                          HUNGARIAN BROADCASTING CORP.

required financial data related to the companies acquired. Such data should have been filed no later than March 20, 1998 but, due to difficulties in compiling the relevant data, this deadline could not be met. Furthermore, NASDAQ has requested the Company to provide other data related to documents previously filed by the Company. The Company, with its attorneys, is working with the SEC and the NASDAQ to assure that all filing and listing requirements are fully complied with. Were the NASDAQ or the SEC to take any action that would cause suspension in trading or negative action such as delisting from the NASDAQ Small Cap market, the Company's ability to seek alternative sources of financing to fund its continuing development and operations would be severely impaired.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
      ACCOUNTING AND FINANCIAL DISCLOSURE

     None
                                    PART III

ITEM 9.  EXECUTIVE OFFICERS AND DIRECTORS OF THE COMPANY

         As of March 31, 1998, the directors and executive officers of the Company were:

NAME                       AGE              POSITION

Offer Assis               36      President, Chief Executive Officer, and
                                  Director
Peter E. Klenner          39      Chairman of the Board and Director
Shai Bar-Lavi             39      Chief Operating Officer and Director
James H. Season           54      Chief Financial Officer, Treasurer and
                                  Director
Ami Shafrir               42      Director
Frederick E. Smithline    66      Director
Ronald Scott Moss         40      Secretary


     Offer Assis has served as President, Chief Executive Officer and director of the Company since January 5, 1998. From 1997 to 1998 Mr. Assis was President and Chief Executive Officer of Global Television Networks, Inc., a New York based television programming distributor operating in Russia, Vienna and Amsterdam. Mr. Assis was previously a principal in a number of businesses involving television and film production, television subscription channels, telecommunications and the Internet. From 1984 to 1993 Mr. Assis was President and Chief Executive Officer of M.D.S. Stores, Inc., a children's wear retail chain. Mr. Assis attended Tel Aviv University. He devotes his full time to the affairs of the Company.

     Peter E. Klenner is Chairman of the Board of Directors since January 5, 1998. He previously served as President, Chief Executive Officer and a director since the Company's inception in 1994. Mr. Klenner is President and Chief Executive Officer of Central European Satellite Corp. since January 1, 1998. Mr. Klenner has also served as President, Chief Executive Officer and a director of Hungarian Teleconstruct Corp. ("Teleconstruct"), a publicly traded construction corporation from 1993 to October 1996. In February 1992, Mr. Klenner founded Hungarian Telephone and Cable Corp. ("HTCC"), an owner of local telephone exchanges, and served as President, Chief Executive Officer, and Chief Financial Officer from February 1992 until May 1995. From June 1991 to May 1992 he served as Chairman of the Board of Montavid Engineering AG, a Budapest based building and engineering firm. Mr. Klenner attended the University of Munich.

     Shai Bar-Lavi has served as Chief Operating Officer and director of the Company since January 5, 1998. From 1991 to 1998 Mr. Bar-Lavi was President of Top-Line Communications, Inc., a television production company in New York City. He devotes his full time to the affairs of the Company.

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

     Ami Shafrir was elected a director on January 5, 1998. Mr. Shafrir, an Israeli national, resides in the United States and for the last 15 years has owned and operated a number of businesses in the multimedia and telecommunications industries, including a leading Internet service provider serving the entertainment industry. His businesses also are leaders in combining state-of-the-art technical platforms and business models facilitating electronic commerce and Internet billing.

     Frederick E. Smithline was elected a director on January 5, 1998. He has practiced law in New York since 1957 and has been an associate and a partner in several New York City law firms, specializing in corporate and finance law. He is currently Chairman of the Board of Directors of DVL Corporation, a publicly-traded REIT, a founding shareholder of International Isotopes, a publicly-traded company, director of Robin Medical, Inc., a heart device technology company and a consultant to TEAM, a joint venture with the Russian Space Agency. He is also a Board member of the Alzheimer's Association and a Trustee of The Chemotherapy Foundation and The Billy Smithline Foundation. Mr. Smithline is a graduate of New York University and Harvard Law School.

     Ronald Scott Moss was appointed Secretary in April 1997. From 1994 to 1997, Mr. Moss was General Counsel to Integrated Media, Inc., an Internet applications developer in New York City. From 1993 to 1994, he was a consultant to the Motorola Software Group in Beijing, China. From 1988 to 1993, he was General Counsel to Total Solutions. Inc., a computer-aided-design services company in New York City. Mr. Moss graduated from the University of Miami School of Law and is admitted to practice in New York and Florida. Mr. Moss devotes substantially all his time to the affairs of the Company.

     Directors are elected annually and hold office until the next annual meeting of the stockholders of the Company and until their successors are elected and qualified. Officers are elected annually and serve at the discretion of the Board of Directors. Officers do not receive any compensation for serving as directors.

SECTION 16(A) REPORTING

     As of the filing date of this report, Messrs. Assis, Bar-Lavi, Smithline and Shafrir have not yet filed Form 3 with the SEC. Peter Klenner has not yet filed a Form 4 with respect to his sale of 300,000 shares to Mr. Assis on January 5, 1998 in connection with the reorganization with Global.

ITEM 10.  EXECUTIVE COMPENSATION

     Prior to January 1996, no officer or director received any compensation from the Company.

     The following table sets forth the compensation earned by or paid to the officers and directors of the Company for the calendar years 1997, 1996 and 1995:


NAME AND PRINCIPAL POSITION                           YEAR              SALARY        OPTIONS

Peter E. Klenner, Chairman, President, CEO            1997                  $122,500       ---*
     and Director                                     1996                   120,000        95,000
                                                      1995                    ---           50,000

James H. Season, Treasurer and Director               1997                    96,000        20,000
                                                      1996                    49,000       ---
                                                      1995                    ---          ---

Ronald Scott Moss, Secretary                          1997                    72,000        20,000
                                                      1996                    ---          ---
                                                      1995                    ---          ---
-------------------------

* Excludes 100,000 Common Stock Purchase Warrants received for a $300,000 loan commitment to the Company.

      In July 1995, the Company entered into a five-year employment agreement with Peter E. Klenner, effective January 1, 1996, providing for a monthly salary of $10,000. He is entitled to receive reimbursement of ordinary and necessary business expenses. Beginning December 1, 1997, Mr. Klenner's salary was increased to $12,500 per month.

      In August 1996, the Company retained James H. Season as its Chief Financial Officer. In April 1997, he became Treasurer. He is receiving a fee of $8,000 per month on a month to month basis plus living expenses.

     In April 1997, the Company retained Ronald Scott Moss as a consultant for a fee of $6,000 per month for a period of two years. He is entitled to receive reimbursement of ordinary and necessary business expenses. In December 1997 Mr. Moss' fee was increased to $8,000 per month. Mr. Moss has options to purchase 100,000 shares of the Company's Common Stock at a price of $5.00 per share.

      In January 1998, the Company entered into an employment agreement with Offer Assis, whereby Mr. Assis agreed to serve as President and Chief Executive Officer of the Company, for a salary of $300,000 per year until January 2, 2000, and which granted Mr. Assis a signing bonus consisting of 2.4 million five-year warrants to purchase shares of the Company's common stock for a price of $10.00 per share.

      In January 1998, the Company entered into an employment agreement with Shai Bar-Lavi, whereby Mr. Bar-Lavi agreed to serve as Chief Operating Officer of the Company, for a salary of $300,000 per year until January 2, 2000, and which granted Mr. Bar-Lavi a signing bonus consisting of 360,000 five-year warrants to purchase shares of the Company's common stock for a price of $10.00 per share.

LIMITATION OF LIABILITY FOR DIRECTORS

      The Company's Certificate of Incorporation provides that its directors shall not be liable for monetary damages for breach of the directors' fiduciary duty of care to the Company and its stockholders as a director except in the case of (i) any breach of a director's duty of loyalty to the Company or its stockholders, (ii) acts or omissions not in good faith or that involve intentional misconduct or a knowing violation of law, (iii) payments of dividends or approvals of stock repurchases or redemptions that are unlawful under Delaware law, or (iv) any transactions from which the directors derived an improper personal benefit. Currently under Delaware law, such provisions do not eliminate the duty of care, and in appropriate circumstances, equitable remedies such as injunctive or other forms of relief will remain available under Delaware law. This provision does not affect a director's responsibilities under federal securities laws. Pursuant to the Company's Certificate of Incorporation, current and former directors and officers are indemnified to the maximum extent permitted, from time to time, by the Delaware General Corporation Law.

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

      The Company also granted an option to Mr. Robert Genova, former Chairman of the Board, for 40,000 shares of Common Stock, which option expired upon his leaving the Company. Mr. Genova acts as a consultant to the Company at a monthly fee of $3,000 ending December 31,1998.

      The following table sets forth information regarding exercised options and the value of unexercised options held by the President of the Company as of December 31, 1997 and December 31, 1996:

                                                                                     VALUE OF
                                                    NUMBER OF SECURITIES             IN-THE-MONEY
                           SHARES ACQUIRED          UNDERLYING UNEXERCISED           OPTIONS
NAME                                                  ON EXERCISE                    OPTIONS AT FISCAL PERIOD
-------------------------------------------------------------------------------------------------------------
AT FISCAL PERIOD END

DECEMBER 31, 1997
Peter E. Klenner               ---                         145,000*                               $217,500

DECEMBER 31, 1996
Peter E. Klenner               ---                         145,000                                       ---
-------------------------


* Excludes 100,000 Common Stock Purchase Warrants received as a commitment fee for a $300,000 loan facility to the Company.

      The Company has no pension or profit sharing plan. The Company has not obtained and does not intend to obtain any key-man life insurance covering the life of Mr. Assis or any of its other officers.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
             MANAGEMENT

      The following table sets forth information with respect to the beneficial ownership of the Common Stock as of April 3, 1998 by (i) each person known by the Company to own beneficially more than 5% of the outstanding Common Stock;
(ii) each director of the Company; and (iii) all directors and officers as a group. Except as otherwise indicated below, each of the entities or persons named in the table has sole voting and investment powers with respect to all shares of Common Stock beneficially owned by it or him as set forth opposite its or his name:


NAME AND ADDRESS                                          SHARES BENEFICIALLY OWNED
                                                           NUMBER          PERCENT
-----------------------------------------------------------------------------------

OFFER ASSIS (3)                                              4,700,000          42.41%
Kelenhegyi ut. 39
Budapest, Hungary

SHAI BAR-LAVI (3)                                              660,000           5.96%
Kelenhegyi ut. 39
Budapest, Hungary

FREDERICK E. SMITHLINE (3)                                     330,000           2.98%
250 Park Avenue
New York, New York

PETER E. KLENNER (1)(2)                                        408,266           3.68%
Kelenhegyi ut. 39
Budapest, Hungary

RONALD SCOTT MOSS (2)                                          100,000           0.90%
445 Park Avenue
New York, NY 10022
All officers and directors as a group (4 persons)(2)         6,198,266          55.93%
---------------------------------------------------------------------------------------------------------------


(1) Mr. Klenner may be deemed to be a "promoter" or "parent" of the Company, as those terms are defined in the rules and regulations as adopted under the Securities Act of 1933, as amended.
(2) Messrs. Klenner and Moss, the Company's Secretary, hold options for 145,000 and 100,000 shares, respectively. Such options are presently exercisable and, accordingly, such shares are included in this table.
(3) Messrs. Assis, Bar-Lavi and Smithline hold options to purchase options for 2,400,000, 600,000 and 300,000 shares, respectively. Such options are presently exercisable, and, accordingly, such shares are included in this table. Messrs. Assis, Bar-Lavi and Smithline have ownership interests in shares held in escrow of 1,150,000, 150,000 and 75,000 shares, respectively. These shares are excluded from this table.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

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

         In February 1996, the Company licensed, for $750,000, the exclusive rights to programming for MSAT for the period April through December 1996 from Power Television Limited ("Power TV"), a company owned by Justin Bodle, then one of the Company's directors. The programming included rights to the TV series "Beauty and the Beast," "Sirens," "Pacific Blue," "Benny Hill Show" and others. In July 1996, the Company agreed to license for $1,378,000 the exclusive rights to programming for the period October 1, 1996 through December 31, 1997 from Power TV. The programming included rights to such series as "LA Law," "Murder One," "Cops" and "Homicide." In October 1997, the Company contracted for programming with Power TV for the period January 1, 1998 through June 30, 1998 at a cost of $467,500.

         In October 1996, in order to provide working capital to the Company, Mr. Klenner loaned the Company $200,000 at bank interest rates and Mr. Bodle deferred payments for the programming. In consideration of the foregoing, Messrs. Klenner and Bodle were granted options to purchase 95,000 and 40,000 shares, respectively, from the Company's 1994 Stock Option Plan exercisable at $5 per share, which was the closing price of the shares of Common Stock on the date of grant.

         In addition to the $200,000 loan made in October, 1996, Mr. Klenner had previously made loans from time to time to the Company for general working capital purposes, which aggregated $165,000 at December 31, 1996 (in addition to the loan mentioned above). These loans were repaid in February 1997.

         In July 1997, the Company agreed to issue 173,266 shares of unregistered common stock with a fair Market value of $605,368 to M&A Management Kft ("M&A"), a company wholly owned by the Peter Klenner, in exchange for cancellation a debt of $454,822 owed by the Company to M&A, resulting in an extraordinary loss of $151,449 from the early retirement of debt.

         In July 1997, James Season, the Company's Chief Financial Officer, and Beatrix Bedo were awarded options to purchase 20,000 and 10,000 shares, respectively, of the Company's Common Stock at a price of $3.50 per share.

         In October 1997, the Company agreed in principle with a nonaffiliated entity (on a 50-50 ownership basis) to form a provider of teletext services in Hungary. The business is to be named Sat-Text Kft The amount of funding and other terms are being negotiated.

         In November 1997, the Company entered into an agreement with M&A whereby M&A agreed to provide a loan facility of up to $300,000 to the Company at an interest rate of 2% over LIBOR and due December 31, 1998. The Company paid M&A a commitment fee consisting of 100,000 of the Company's Common Stock Purchase Warrants. In October, November and December 1997, M&A advanced $250,000 to the Company and an additional $25,000 to Studio 2 Kft pursuant to this loan commitment. These advances were used to fund operations.

         In November 1997, Mr. Klenner's salary was increased to $12,500 per month.

         In November 1997, the Company transferred its right to participate in a joint venture with plans to launch a communications satellite to serve Central Europe to Central European Satellite Corp. ("CESAT") in exchange for 4.0 million shares in that company. This company is controlled by the Company's Chairman of the Board. All but 70,778 of these shares of common stock of CESAT were then distributed on a one-for-one basis to stockholders of record of the Company as of December 31, 1997.

         The owners/executives of Global own Top-Line Communications, Inc. ("Top-Line"), a television production studio in New York. As part of the due diligence in the sale of Global to the Company, Top-Line financed certain expenses including travel and lodging for persons associated with the Global--Hungarian Broadcasting transaction, including the investigation of broadcasting opportunities elsewhere in Europe. The Company agreed to reimburse Top-Line for expenditure made in the due diligence process only if the Company purchased Global. After the closing, Top-Line was reimbursed $54,300 for these expenses. In addition, approximately $73,200 of legal expenses incurred by the sellers will be paid by the Company. Top- Line has continued to advance expenses directly related to the Company's activities.

         In January 1998, the Company signed a five-year lease with EuroWeb International Inc., a related party, at a monthly rent of $6,481. The payments are for the rental of four apartments in a 14-unit modern apartment building next to the offices of the Company. These apartments are used by the President, the Chief Operating Officer and the General Manager of the station. A fourth apartment is for use by consultants and business visitors to the Company. In April 1998, the entire 15-unit building was leased to an independent company. The Company is in contact with the new lessee about subleasing additional space. The marketing department for the Company has moved into the building and will pay rent at the same per-square-meter cost as reflected in the first four apartments. It is anticipated that most, if not all, of the other space in the building will be used by the Company or by others that do business with the Company. The Company believes that the rental charges are no higher than the costs for comparable facilities.

         In December 1995, three of the Company's officers contributed stock to the Company for no consideration. In January 1998, the Company agreed to reimburse these founders and former officers for a portion of their losses suffered as a result of the failure of Coleman Securities, Inc. ("Coleman") to complete a firm commitment underwriting. The Company has an action against Coleman in the Supreme Court of the State of New York to recover damages from the aborted underwriting. The founders voluntarily cancelled 220,000 of their share for no compensation to permit the Company to successfully complete its initial public offering with another underwriter at $5 per share. The Company will pay these founders $250,000 in cash and $150,000 in stock at the time of a future equity offering in excess of $2.0 million and another $550,000, in cash from proceeds of the Coleman litigation after the original investors' notes are paid in full.

                                    . PART IV

ITEM 13.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

 (A)(1)   LIST OF FINANCIAL STATEMENTS
          Reference is made to Item 7 for a list of all financial statements filed as part of this Form 10-K.

 (A)(2) LIST OF REPORTS ON FORM 8-K Change of Fiscal Year - filed March 4, 1997 Acquisition - filed January 8, 1998

 (A)(3)   LIST OF EXHIBITS (numbers below reference Regulation S-B)
          (3)   (a)    Certificate  of  Amendment  to  Certificate  of
                       Incorporation   filed  June  28, 1996(3)
                (b)    Certificate of Incorporation filed September 14, 1994(1)
                (c)    Proposed  Corrected   Certificate  of  Designation
                       Relating  to  the  Series  A Convertible Preferred
                       Stock (3)
               (d)    By-laws (1)
         (4)   (a)    Form  of Warrant Agreement (2)
               (b)    Amendment to Warrant  Agreement,  including Form of
                      Common Stock Purchase Warrant Certificate (3)
               (c)    Form of Series A Preferred Stock Certificate (3)
               (d)    Form of Underwriter's  Unit Warrant (3)
               (e)    Form of Unit Certificate (3)
         (10)
               (a)    Employment agreement between Registrant and Peter E.
                      Klenner (1)
               (b)    Employment agreement between Registrant and Imre M.
                      Kovats (1)
               (c)    Financial Consultant agreement between Registrant
                      and Robert Genova (1)
               (d)    1994 Incentive Stock Option Plan (1)
               (e)    Sharing agreement for space and facilities between
                      Registrant and Hungarian Telephone & Cable Corp.
                      (1)
               (f)    Agreement to Purchase Shares in DNTV (1)
               (g)    Agreement to purchase shares in  VI-DOK (1)
               (h)    Letter of intent with KableCom (1)
               (i)    Offer from OKK Kft to Registrant to rent satellite
                      space to Company (1)
                (j)   Agreement with Land Studios Kft. (1)
               (k)    Lease agreement with HAKON Ltd. for space at Szamado,
                      Budapest (3)
               (l)    Form of 6% Bridge Note (1)
               (m)    License to   broadcast on A3 (1)
               (n)    Consulting Agreement with J.W. Barclay & Co., Inc., dated
                      December, 1996(3)
               (o)    Amendment to Mergers and  Acquisitions  Agreement  with
                      J.W.  Barclay & Co., Inc. (3)
               (p)    Contracts  for purchase of  programming  between  Power
                      TV Ltd.  and  Registrant
                      dated February 28 and July 29, 1996(4)
               (q)    Agreement between Nethold Central Europe BV and
                      Registrant dated July 5, 1996(4)
               (r)    Management consulting agreement between Registrant
                      and Justin Bodle dated June 15, 1996(4)
               (s)    Agreement between Registrant and Banknet dated June 26,
                      1996(4)
              (t)     Rental  lease  between  Registrant  and  Investor
                      Holding  Rt.  dated  June  25, 1996(2)
              (u)     Agreement between the Company and Orion Atlantic,
                      L.P., dated July 31, 1996(3)
              (v)     Settlement Agreement with
                      Nethold Development B.V., dated May 22, 1997
              (w)     Reorganization Agreement among HBC, Global Television
                      Networks, Inc. and Offer
                      Assis, Shai Bar-Lavi, Shlomo Kot and Frederick E.
                      Smithline individually (6)
              (x)     Transfer and Distribution  Agreement,  dated as of
                      November 18, 1997, between the Registrant and
                      Hungarian Satellite Corporation (6)
        (16)          Letter  from prior accountants Todman & Co.  (5)
        (21)          Subsidiaries  of  the Registrant (1)
-----------------
(1) Incorporated by reference to corresponding exhibit in the Company's Registration Statement on Form SB-2 (SEC file No. 33-96674).
(2) Incorporated by reference to corresponding exhibit in the Company's Registration Statement on Form SB-2 (SEC file No. 33-80177).
(3) Incorporated by reference to corresponding exhibit in the Company's Registration Statement on Form SB-2 (SEC File No. 333-13371
(4) Incorporated by reference to the corresponding exhibit in the Company's report on form 10K for the year ended June 30, 1996.
(5) Incorporated by reference to exhibit in the Company's report on Form 8-K dated April 11, 1996. (6) Incorporated by reference to exhibit in the Company's report on Form 8-K dated January 8, 1998

                                   SIGNATURES

             Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of New York, State of New York, on the day of 1997.


                           HUNGARIAN BROADCASTING CORP
                          (Registrant)



                           By /S/ OFFER ASSIS
                              ---------------
                              Offer Assis, President


    Pursuant to the requirements of the Securities Exchange of 1934, as amended, this Report has been signed below by the following persons in the capacities and on the dates indicated:


SIGNATURE                                               TITLE                                  DATE

/s/Offer Assis                         President, CEO and Director                         April 15, 1998
--------------------
Offer Assis

/s/Peter E. Klenner                    Chairman of the Board of Directors                  April 15, 1998
--------------------
Peter E. Klenner


/s/Shai Bar-Lavi                       Chief Operating Officer, Director                   April 15, 1998
--------------------
Shai Bar-Lavi


/s/James H. Season                      Chief Financial Officer, Treasurer                 April 15, 1998
--------------------                    and Director
James H. Season



/s/Ami Shafrir                          Director                                            April 15, 1998
---------------------
Ami Shafrir


/s/Frederick E. Smithline              Director                                             April 15, 1998
--------------------
Frederick E. Smithline
