Form 10KSB
period 1997-12-31
HUNGARIAN BROADCASTING CORP
filed 1998-04-29
CIK 932554

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                   FORM 10-KSB



[ X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

       FOR THE YEAR ENDED DECEMBER 31, 1997

                                       OR

[  ]   TRANSITIONAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934



                         COMMISSION FILE NUMBER 0-26808

                          HUNGARIAN BROADCASTING CORP.
             (Exact Name of Registrant as specified in its charter)

    DELAWARE                                                  13-3787223
-------------------------------                            --------------------
(State or other jurisdiction of                            (I.R.S. Employer
 incorporation or organization)                            Identification No.)

                 445 PARK AVENUE, 15TH FLOOR, NEW YORK NY 10022
                 -----------------------------------------------
                    (Address of principal executive offices)

The Registrant's telephone number, including area code: (212) 758-9870

Securities registered pursuant to Section 12(b) of the Act:

Securities registered pursuant to Section 12(g) of the Act:

TITLE OF EACH CLASS                  NAME OF EACH EXCHANGE ON WHICH REGISTERED
-------------------                  -----------------------------------------
Common Stock, par value $.001 per share                NASDAQ
Common Stock Purchase Warrants
Series A Preferred Stock, par value $.001 per share

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
