Form 10QSB
period 1998-03-31
HUNGARIAN BROADCASTING CORP
filed 1998-05-19
CIK 932554

DRAFT 5/16/98

                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-QSB

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


For the Quarter Ended                                   Commission File Number
   March 31, 1998                                            0-26808


                          HUNGARIAN BROADCASTING CORP.
             (Exact name of Registrant as specified in its charter)


            Delaware                                           13-3787223
            --------                                           ----------
  (State or other jurisdiction of                           (I.RS  Employer
   incorporation or organization)                       Identification No.)


                       445 Park Avenue, New York, NY 10022
                       -----------------------------------
                    (Address of principal executive offices)

                                 (212) 758-9870
                                 --------------
              (Registrant's telephone number, including area code)


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest possible date:

Common Stock, $.001 par value                           6,670,372  Shares*
        (Class)                                         ------------------
                                                  (Outstanding at May 7, 1998)

-------------------------
* Excludes 1,330,000 shares of Common Stock held in escrows.

                          HUNGARIAN BROADCASTING CORP.

                                      INDEX


                                                                          Page
Part I.  Financial Information

Consolidated  balance sheets as of March 31, 1998 (unaudited)
and December 31, 1997                                                       2

Consolidated statements of operations for three month ended
March 31, 1998 (unaudited) and 1997 (unaudited)                             3

Consolidated statements of cash flows for the three months ended
March 31, 1998 (unaudited) and 1997 (unaudited)                             4

Notes to consolidated financial statements (unaudited)                      5-11

Management's discussion and analysis of financial condition
   and results of operations                                               12-16


Part II.  Other Information                                                17


Signature                                                                  19

                          Part I. Financial Information

                          HUNGARIAN BROADCASTING CORP.

                           CONSOLIDATED BALANCE SHEETS
                               (Expressed in US$)

                                    A S S E T S                                March 31        December 31
                                                                                -------        -----------
                                                                                  1998             1997
                                                                                  ----             ----
                                                                                (unaudited)
    Current Assets:
      Cash and cash equivalents............................................    $ 220,371        $  406,733
      Accounts receivable, net of allowance of $40,792 and $43,237.........      460,376           469,163
      VAT receivable.......................................................       20,458               ---
      Program rights costs, net of accumulated amortization of
        $191,073 and $0....................................................      622,069           687,614
      Prepaid expenses and other current assets............................      341,080           177,026
      Due from related parties.............................................    1,509,425           361,046
                                                                             -----------        ----------
          Total current assets.............................................    3,173,779         2,101,582
                                                                             -----------        ----------
      Property, plant and equipment, net of accumulated depreciation
         of $245,433 and $112,939..........................................      753,041           401,178
      Production costs.....................................................      464,335           432,886
      Copyrights...........................................................      411,670           401,434
      Broadcast license costs, net of accumulated amortization of
         $1,537,597 and $1,092,979.........................................   20,010,777         1,057,535
      Deferred financing and other intangibles, net of accumulated
         amortization of $25,197 and $1,130................................       19,215             7,683

      Other................................................................      178,853           251,605
                                                                             -----------        ----------
            Total assets...................................................  $25,011,670        $4,653,903
                                                                             ===========        ==========

                L I A B I L I T I E S  A N D  S T O C K H O L D E R S'  E Q U I T Y

    Current liabilities:
      Current portion of notes payable.....................................  $ 1,189,202        $1,027,306
      Accounts payable.....................................................    1,265,816           676,191
      Accrued expenses.....................................................    1,036,764           945,538
      VAT payable..........................................................          ---            97,185
      Due to related parties...............................................      825,816           932,123
      Other................................................................      774,923           247,394
                                                                             -----------        ----------
         Total liabilities.................................................    5,092,521         3,925,737
                                                                             -----------        ----------
      Commitments and contingencies (Note 8)...............................
    Stockholders' equity:
      Preferred stock, $.001 par value----shares authorized 5,000,000; issued and outstanding 25,330 and 38,530; aggregate liquidation preference
      approximately $253,000....................                                      26                39
      Common stock, $.001 par value--shares authorized 15,000,000;
       issued and outstanding 6,567,372 and 3,929,281......................        6,568             3,930
      Additional paid-in capital...........................................   33,323,895        11,693,680
      Accumulated deficit..................................................  (13,499,547)      (11,105,715)
      Accumulated other comprehensive income...............................       88,207           136,232
                                                                             -----------        ----------
            Total stockholders' equity.....................................   19,919,149           728,166
                                                                             -----------        ----------
            Total liabilities and stockholders' equity.....................  $25,011,670        $4,653,903
                                                                             ===========        ==========


                   The accompanying notes are an integral part of these consolidated financial statements.

                          HUNGARIAN BROADCASTING CORP.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
             (Expressed in US$, except share and per share amounts)

                                                               Three Months                Three Months
                                                                   Ended                      Ended
                                                              March 31, 1998              March 31,1997
                                                              --------------              -------------
                                                               (unaudited)                  (unaudited)

Net revenues                                                   $   708,778                 $  573,515

Expenses
   Other operating costs and expenses                            1,116,357                    410,205
 Amortization of deferred program costs                            191,073                    285,500
 Amortization of broadcast license costs                           444,614                    107,526
 Selling, general and administrative  expenses                   1,280,135                    935,764
                                                               -----------                -----------
                                                                 3,032,179                  1,738,995
                                                               -----------                -----------
Operating loss                                                  (2,323,401)                (1,165,480)

Interest and other income                                           13,534                    136,941
Interest expense                                                  (123,571)                   (61,783)
Foreign currency exchange rate gain                                 27,373                     19,096
                                                               -----------                -----------
Net loss                                                       $(2,406,065)               $(1,071,226)
Other comprehensive income:
Foreign currency translation adjustment                            (48,025)                   (25,164)
                                                               -----------                -----------

Comprehensive loss                                             $(2,454,090)               $(1,096,390)
                                                               ===========                ===========

Basic loss per share:
   Net loss per share                                          $     (0.38)               $     (0.42)

Weighted average number of common shares outstanding             6,392,999                  2,583,600

              The accompanying notes are an integral part of these
                       consolidated financial statements

                          HUNGARIAN BROADCASTING CORP.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (expressed in US$)

                                                               Three Months Ended        Three Months Ended
                                                                 March 31, 1998            March 31, 1997
                                                               ------------------       -------------------
Cash flows from operating activities:                            (unaudited)                 (unaudited)
Net loss                                                        $(2,406,065)                $(1,071,226)
                                                                -----------                 -----------
  Adjustments to reconcile net loss to net cash used
    in operating activities:
      Amortization of intangibles                                   690,616                     420,086
      Depreciation                                                  107,568                      22,190
      Foreign exchange gains                                        (27,379)                    (19,759)
        Gain on sale of fixed assets                                 (1,386)                        ---

Changes in operating assets and liabilities,
   net of business acquired:
     Decrease in accounts receivable                                216,361                       3,474
     Increase in VAT receivable                                     (99,468)                    (34,509)
     Increase in prepaid expenses and other current assets          (98,845)                    (81,979)
     Decrease in other assets                                           ---                      89,680
     Increase in accounts payable                                   339,700                      30,504
     Increase (decrease) in accrued expenses                         68,534                     (36,809)
     Increase (decrease) in other liabilities                       (14,188)                     60,000
     Increase in production costs                                   (51,576)                        ---
     Increase in copyrights                                         (14,958)                        ---
                                                                -----------                 -----------
Net cash used in operating activities                            (1,291,086)                   (618,348)
                                                                -----------                 -----------
Cash flows from investing activities:
     Purchase of fixed assets, net of disposals                    (120,210)                    (16,849)
     Proceeds from sale of fixed assets                               1,124                         ---
     Purchase of program and film rights                           (105,311)                        ---
     Purchase of investments                                            ---                    (300,000)
     Acquisition of business, net of cash acquired                 (779,705)                        ---
                                                                -----------                 -----------
     Net cash used in investing activities                       (1,004,102)                   (316,849)
                                                                -----------                 -----------

Cash flows from financing activities:
  Increase (decrease) in advances from related parties               30,481                  (1,352,200)
  Proceeds from the issuance of preferred stock                         ---                   4,265.000
  Payments for offering costs                                           ---                    (893,888)
  Payment of notes payable                                          (19,830)                   (850,000)
  Capital contributions from shareholders                         1,600,000                         ---
 Exercise of warrants and options                                   503,800                         ---
                                                                -----------                 -----------
   Net cash provided (used) by financing activities               2,114,451                   1,168,912

Effect of exchange rate changes on cash and cash equivalents         (5,625)                    (21,127)
Net change in cash and cash equivalents                            (186,362)                    212,588
Cash and cash equivalents at beginning of period                    406,733                     375,823
Cash and cash equivalents at end of period                        $ 220,371                   $ 588,411
                                                                ===========                 ===========

                   The accompanying notes are an integral part of these consolidated financial statements.

                          HUNGARIAN BROADCASTING CORP.

                   Notes to Consolidated Financial Statements
                                   (Unaudited)

1.   Organization and Business

      Hungarian Broadcasting Corp. (the "Company"), which was incorporated in the State of Delaware on September 14, 1994, was organized to acquire interests in companies that have commercial broadcasting licenses to own, develop, expand and operate television stations in Hungary. The Company initially operated in Hungary through a wholly-owned subsidiary known as HBC Kft, which was organized in November 1994. In May 1997, the Company organized Hungarian Broadcasting Corporation Televizios Reszventyarsasag ("HBC Rt"), a wholly owned subsidiary, for an initial investment of $200,000. HBC Rt has replaced HBC Kft as the operating subsidiary in Hungary. The Rt format, a corporate structure for larger companies in Hungary, provides greater flexibility to the Company in conducting its business and was required to meet changes in the Hungarian Media Law.

      On June 16, 1995, the Company acquired a 90% interest in VI-DOK Video es Filmgyarto Studio Kft ("VI-DOK") for $240,000 and on May 30, 1995 an 80% interest in DNTV Kft ("DNTV") for $176,000, two Hungarian companies (the "Licensees") which had been granted television licenses by the Hungarian Cultural Ministry in April 1994 to broadcast over Budapest Channel AM-Micro A3 ("A3") from July 1, 1994 through July 1, 2000. Broadcasting on A3 commenced in September 1994. The acquisitions were accounted for as purchases and, accordingly, the purchase price was allocated to the assets acquired and the liabilities assumed based on their fair market values. The excess of of the purchase price over the fair market value of net assets acquired is classified as broadcast license costs. The Licensees effectively ceased operations shortly after their acquisition and the Company's wholly-owned subsidiary HBC Kft continued the broadcasting thereafter. In September 1996, the Company renamed its station "MSAT." In December 1996, both VI-DOK and DNTV were converted from Kfts to Rts.

      In April 1997, the Company acquired 77% of Studio 2 Kft, a Budapest based animation studio, for $743,819. The studio is currently producing a feature length animation film. Mishy and Mushy, which is the sole significant animation project of the company.

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

      As part of the acquisition of Global Television Networks, Inc. (see below), the Company acquired Sziv TV Rt, a television broadcasting station with licenses and audience reach similar to MSAT's.

      In January 1998, pursuant to a Reorganization Agreement, the Company acquired all of the outstanding common stock of Global Television Networks, Inc. ("Global"). See Note 2 -- "Acquisition."

                          HUNGARIAN BROADCASTING CORP.

                   Notes to Consolidated Financial Statements
                                   (Unaudited)

2.    Acquisition

      On January 5, 1998, pursuant to a Reorganization Agreement, the Company acquired all of the outstanding common stock of Global Television Networks, Inc. ("Global") in exchange for 3.75 million shares of the Company's Common Stock,
1.25 million of which are held in escrow to be delivered only upon Global meeting certain performance measures. These escrowed shares will be provided for in the period in which resolution of the contingency becomes probable. Global is a distributor of paid adult television programming, holding exclusive long-term contracts with NTV Plus, DBS (direct broadcasting system) operators in Russia, and contracts with United Phillips cable operators in Vienna and Amsterdam. The purchase price, exclusive of the escrowed shares, was approximately $21.1 million based on the fair market value of the underlying securities, including
3.0 million options given to the shareholders of Global. The acquisition has been accounted for as a purchase and, accordingly, the operating results of Global have been included in the consolidated statement of income from its date of acquisition. The excess of the purchase price over the equity of Global totaling approximately $18.3 million has been allocated to broadcast licenses owned by the subsidiary of Global, SZIV Television Rt ("SZIV"). The SZIV licenses are generally being amortized over 15 years.

      In January 1998, immediately prior to the above transaction, Global and Hungarian Broadcasting Project Kft ("HBP") purchased 24% and 76%, respectively of Sziv Television, a national satellite-to-cable broadcaster currently reaching approximately 1.3 million television households through an AM Micro transmission system in Budapest and about 140 cable companies via satellite distribution in Hungary. Global is entitled to 99% of all profits from Sziv, and HBP is entitled to the remaining 1%. In addition, Global has an option to purchase HBP at any time for $15,000 or to appoint another investor to hold HBP upon payment of $15,000. Although the legal arrangement structures this subsidiary with HBP having majority ownership, the substance of this arrangement is that Global is the controlling shareholder and HBP, the nominee shareholder. Accordingly, 100% of the operating results of Sziv have been included in the Company's consolidated statement of income from its date of acquisition. The unaudited pro forma results below assume the acquisition occurred at the beginning of the quarter ended March 31, 1997:

                                      Three months ended    Three months ended
                                         March 31, 1998        March 31, 1997
                                         --------------       --------------
       Net sales                           $ 708,778           $ 1,035,755
       Net loss                           (2,406,065)           (1,380,368)
       Earnings per share                     $(0.38)              $( 0.27)

      The pro forma results include amortization of the broadcast licenses acquired as part of the acquisition of Global including Sziv by the Company. The weighted average number of common shares outstanding used to determine earnings per share include the 2.5 million common shares issued to acquire Global. The pro forma results are not necessarily indicative of what actually would have occurred if the acquisition had been completed as at January 1, 1997, nor are they indicative of future consolidated results.

      Subsequent to the purchase of Sziv, the Company's management has determined that the former management of Sziv had not fully and completely accounted for transactions entered into prior to the purchase and for the period ending March 31, 1998. Management is currently investigating this situation, but is confident that no material effect to the consolidated financial statements will occur upon the ultimate resolution of the issue.

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

                          HUNGARIAN BROADCASTING CORP.

                   Notes to Consolidated Financial Statements
                                   (Unaudited)

      Pursuant to the acquisition of Global, the Company also entered into three-year employment agreements with five owners/executives of Global. Total payments under these contracts will be $2.34 million. In addition, these employees/consultants received 3.0 million five-year options exercisable into Common Shares in the Company at $10 per share.

      In a transaction related to the acquisition of Global, Global agreed to allow Peter Klenner, currently Chairman of the Board of the Company, to put to Global 300,000 Common Shares that he owned in the Company at a price of $7.50 per share on or after December 31, 1998. Upon the acquisition of Global by the Company, the Company assumed this put obligation.

      Immediately after the acquisition of Global, the Company accepted the resignation of Justin Bodle as a director. Offer Assis, Shai Bar-Lavi, Ami Shafrir and Fred Smithline were elected directors. Mr. Klenner was elected Chairman of the Board; Mr. Assis was elected President and Chief Executive Officer; and Shai Bar-Lavi was elected Chief Operating Officer.

3.      Preferred Stock

      In September 1996, February 1997 and March 1997, the Company sold a total of 526,500 shares of Series A convertible cumulative redeemable preferred stock ("Preferred Stock"). Each share of Preferred Stock is convertible into two shares of common stock and is entitled to cumulative annual dividends of $1.20, payable on September 15 of each year. The Company may, at its option, pay dividends in shares of common stock, in lieu of cash. In September 1997, the Company issued 131,625 shares of unregistered common stock as payment in full for the dividends due. The Company's dividend obligation of $631,800 was paid with unregistered common stock with a fair market value of $631,800. As of March 31, 1998 501,170 shares of Series A convertible preferred stock were converted into common stock, leaving a balance of 25,330 shares of Series A convertible preferred stock outstanding.

4.     Common Stock

      Pursuant to the acquisition of Global Television Networks, Inc. in January 1998, the Company issued 3.75 million shares of the Company's Common Stock, 1.25 million of which are held in escrow to be delivered only upon Global meeting certain performance measures. The Company has excluded these escrowed shares when calculating the number of its issued and outstanding Common Shares. As part of the acquisition of Global, Global secured a five year management agreement with the management and former owners of Sziv Television by issuing and placing in escrow 80,000 unregistered Common Shares. In April 1998, the Company terminated the Sziv Television management agreement. During the first quarter of 1998, 26,400 shares of Common Stock were issued pursuant to the conversion of Preferred Shares, 35,250 were issued due to the exercise of Common Stock Purchase Warrants, 53,500 were issued due to the exercise of stock options and 23,000 were issued as compensation.

      In December 1995, three of the Company's officers contributed stock to the Company for no consideration. In January 1998, in relation to the acquisition referred to in Note 2 above, the Company agreed to reimburse these founders and former officers for a portion of their losses suffered as a result of the failure of Coleman and Company Securities, Inc. ("Coleman") to complete a firm commitment underwriting. The Company has an action pending against Coleman in the Supreme Court in the State of New York to recover damages from the aborted underwriting. The founders voluntarily cancelled 220,000 of their shares for no compensation to permit the Company to successfully complete its initial public offering with another

                          HUNGARIAN BROADCASTING CORP.

                   Notes to Consolidated Financial Statements
                                   (Unaudited)

underwriter at $5 per share. The Company has agreed to pay these founders $250,000 in cash and $150,000 in stock at the time of an equity offering in excess of $2.0 million and a further $250,000 in cash at a future date to be negotiated but not earlier than January 1, 1999. A further $300,000 in cash will be paid from any proceeds of the Coleman litigation but to be paid only after full payment to the Company's bridge note investors. In May 1998, the Company raised $6.0 million in an equity offering. See Note 10 -- "Subsequent Events."

5.     Change in Accounting Standards

      Statement of Financial Accounting Standards ("SFAS") No. 131, "Disclosures About Segments of an Enterprise and Related Information" is effective for fiscal years beginning after December 15, 1997. Application of this Statement to interim periods in the initial year of implementation, however, is not required. This Statement establishes standards for the way that public business enterprises report information about its operating segments. The Company intends to adopt SFAS 131 for the year ended December 31, 1998, but has not yet determined the impact of implementation of this Statement.

6.   Financial Information

      Financial data as of December 31, 1997 was derived from the audited consolidated financial statements of the Company and should be read in conjunction with those consolidated financial statements and related notes. In the opinion of management, the accompanying unaudited consolidated financial statements of the Company include all adjustments necessary to present fairly its financial position as of March 31, 1998, and operating results and cash flows for the three months then ended. For additional information, see the notes to the Company's audited consolidated financial statements for the year ended December 31, 1997 which are included in the Company's Annual Report filed on Form 10-KSB with the Securities and Exchange Commission.

7.     Related Party Transactions

      Beginning in July 1996, the Company hired Justin Bodle as a consultant for a two year period at a fee of 1,000 shares of unregistered Common Stock per month. Beginning in January 1997, the monthly payment increased to 1,500 shares. The parties agreed to terminate the consulting contract on July 1, 1997 and the Company agreed to pay Mr. Bodle an additional 3,000 shares. The Company records compensation expense based on the fair value of these securities at each month end. In January 1998, Mr. Bodle was paid 18,000 shares of Common Stock as payment in full for his consulting services of approximately $90,000, provided through June 30, 1997.

      The former owners of Global (and current officers of the Company) own Top-Line Communications, Inc. ("Top-Line"), a television production studio in New York City. As part of the due diligence in the sale of Global to the Company, Top-Line financed certain expenses including travel and lodging for persons associated with the Global-Hungarian Broadcasting Corp. transaction, including the investigation of broadcasting opportunities elsewhere in Europe. The Company agreed to reimburse Top-Line for expenditures made in the due diligence process only if the Company purchased Global. Top-Line has continued to advance expenses directly related to the Company's activities. For the three months ended March 31, 1998, Top-Line has incurred $285,000 in expenses on the Company's behalf. In addition, approximately $71,000 of legal expenses, incurred by the sellers, was invoiced to the Company for the three months ended March 31, 1998.

      As part of the acquisition of Global (see Note 2 above), the shareholders agreed to infuse $1,750,000 of additional cash into Global in the form of a capital contribution. As of March 31, 1998, $600,000 has been received and $1,150,000 is included in due from related parties. This obligation is secured by 300,000 shares of Common Stock placed in escrow and previously purchased by the former shareholders of Global for $2,250,000.

                          HUNGARIAN BROADCASTING CORP.

                   Notes to Consolidated Financial Statements
                                   (Unaudited)

 8.   Commitments and Contingencies

      Consulting and Compensation Agreements

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

      In January 1998, the Company entered into a five-year employment agreement with its general counsel and Secretary. Total payments will be $480,000 plus 80,000 five-year options exercisable into Common Shares in the Company at $5.00 per share. The exercise price of these options were below the trading value of the underlying common stock at the date of grant resulting in compensation expense of $130,000 recognized in the period ending March 31, 1998.

Listing Requirements

      The Company is aware that in February 1998 the listing requirements for the NASDAQ Small Cap market were raised. In response to an inquiry from the NASDAQ, the Company provided additional information to them so that they could determine whether the Company met the new requirements. The NASDAQ subsequently informed the Company, in writing, that it complied with the new requirements.

      Relative to the acquisition of Global referred to above, the Company filed an initial Form 8K with the Securities and Exchange Commission ("SEC"). As permitted by relevant regulations, this initial filing did not include all required financial data related to the companies acquired. Such data should have been filed no later than March 20, 1998 but, due to difficulties in compiling the relevant data, this deadline could not be met. Furthermore, the NASDAQ has requested that the Company provide other data related to documents previously filed by the Company. The Company, with its attorneys, is working with the SEC and the NASDAQ to ensure that all filing and listing requirements are fully complied with. Were the NASDAQ or the SEC to take any action that would cause suspension in trading or negative action such as delisting from the NASDAQ Small Cap market, the Company's ability to obtain financing to fund its continuing development and operations would be severely impaired.

Rental and Lease Agreements

      In January 1998, the Company signed a five-year lease with EuroWeb International Inc., a related party, at a monthly rental fee of $6,481. The payments are for the rental of four apartments in a 14-unit modern apartment building next to the offices of the Company. These apartments are used by the President, the Chief Operating Officer and the General Manager of the station. A fourth apartment is for use by consultants and business visitors to the Company. In April 1998, the entire 14-unit building was leased to an independent company. The Company is in contact with the new lessee about subleasing additional space. The marketing department, the finance department and film production division for the Company have all moved into the building and will pay rent at the same or less per-square-meter cost as reflected in the first four apartments. It is anticipated that most, if not all, of the other space in the building will be used by the Company or by others that do business with the Company. The Company believes that the rental charges are no higher than the costs for comparable facilities.

                          HUNGARIAN BROADCASTING CORP.

                   Notes to Consolidated Financial Statements
                                   (Unaudited)

      The Company entered into a contract with Antenna Hungaria beginning March 1, 1998 and ending February 28, 2005 for transmission services both on the Budapest-based AM Micro service and with uplink and transponders services using the Amos I satellite to Hungarian cable companies, for a monthly fee of approximately $65,000.

Subsidiary receivership

      In November 1997, the Company was notified by the Capital Court of Budapest that one of its non-operating subsidiaries, HBC Kft, had been placed in receivership due to the failure to pay an interest penalty of approximately twenty-five ($25) dollars. The Company had previously paid a nominal judgment. The Company's Hungarian operating subsidiary, HBC Rt., paid this penalty interest and has agreed to pay any remaining debt in HBC Kft. The Company expects that the receivership of HBC Kft will be ended shortly. This event has had no material impact on the operations or financial condition of the Company.

9.    Other Comprehensive Income

      On January 1, 1998, the Company adopted Statement of Financial Accounting Standard No. 130, "Reporting Comprehensive Income." This Statement establishes standards for reporting and displaying comprehensive income and its components in a full set of general purpose financial statements. The following table sets forth the components of comprehensive income for the periods indicated:


                                                 Foreign Currency
                                                      Items
                                                      -----
          Balance at January 1, 1997                 $126,215
          Current period change                        10,017
          Balance at December 31, 1997               $136,232
          Current period change                       (48,025)
          Balance at March 31, 1998                  $ 88,207
                                                     --------

10.     Subsequent Events

      In April 1998, the Company contracted to purchase 44% of the Galaxie TV Network ("Galaxie") in the Czech Republic from RTV Gemma spol. S.v.o. Galaxie has a Regional Terrestrial License to reaching 200,000 television households in the Czech Republic. The Company agreed to provide up to $1,000,000 in loans to Galaxie without interest for ten years, of which $200,000 has been lent to the company in April and May 1998.

      In April 1998, the Company contracted with Nickelodeon International, a wholly-owned subsidiary of Viacom International, Inc., for a minimum of 12 hours per day of Nickelodeon programming in Hungary and for marketing services for a minimum period of five years. The Company received certain rights to secure additional programming for the Czech Republic, Slovakia, Romania and Bulgaria. For a three year period, Nickelodeon purchased an option to buy 50% of the Company's Nickelodeon activities.

      In May 1998, the Company contracted for $8.0 million of 6% convertible preferred financing. The Company received $6.0 million at the time of contract and has an option to receive another $2.0 million at the time its registration statement becomes effective. The preferred stock is convertible into common shares at 85% of the then current market value, subject to a limited floor of $4.00 per share, with certain limitations on the number of shares of common stock which can be issued.

      In May 1998, the Company contracted with a Budapest based investment bank to seek on a "best efforts" and nonexclusive basis additional debt and equity capital for the Company in amounts up to $20 million on terms to be negotiated.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

      The Company is a leading satellite-to-cable television broadcaster in Hungary. The Company's two stations, MSAT and Sziv TV distribute to approximately 1.5 million and 1.3 million households, respectively, or about 39% and 35% of all television households in the country. In May 1998, the Company acquired 44% ownership of Galaxie TV Network in the Czech Republic. The Company's strategy is to continue to expand its broadcasting reach, improve and specialize its programming and aggressively pursue additional advertising. The Company expects to benefit from the projected high rates of growth for television advertising in Hungary and the Czech Republic. In addition, a new management team, that began operating the station in January 1998, has plans for significant broadcasting expansion elsewhere in Central and Eastern Europe.

      The Company was organized in September 1994. In November 1994, it obtained a six month option to acquire majority interests in DNTV and VI-DOK, two Hungarian corporations that were granted licenses in April 1994 for a six year term (commencing July 1, 1994) to broadcast over Budapest Television channel AM-Micro A3. Broadcasting began on a limited basis in September 1994 and increased to 21 1/2 hours per day in December 1994. In May and June 1995, the Company purchased 80% of DNTV and 90% of VI-DOK, respectively. Initially, the station broadcast only music clips. After changing to a civic events format in June 1995, the Company returned to the video music clip format in October 1995.

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

      In September 1996, the Company began transmitting its signal from the Astra 1E Satellite and in October 1996, the station was renamed "MSAT." In June 1997, the Company switched its satellite transmission service to the Amos 1 satellite with uplink services provided by Antenna Hungaria. In September 1997, the Company was awarded with a new AM Micro channel and began broadcasting 24 hours per day on the Budapest microwave system. In November 1997 ORTT, the television regulatory body in Hungary, awarded the Company a national license to broadcast via satellite. The license permits the Company to send its digital signal without encoding. Accordingly, cable television companies and direct-to-home customers can receive the signal without having to acquire expensive decoders.

       In April 1997, the Company purchased Studio 2 Kft, a Budapest-based animation studio. The Company is currently producing a feature length animation movie, Mishy and Mushy.

       In January 1998, the Company acquired Global Television Networks, Inc. ("Global"). Global owns Sziv TV, one of the three satellite-to cable stations in Hungary that are also on the AM Micro MMDS system in Budapest. Global is also a distributor of paid adult television programming, holding exclusive long-term contracts with NTV Plus DBS operators in Russia and contracts with United Phillips cable operators in Vienna and Amsterdam.

       The new management is currently overhauling the two stations with specialized programming to be introduced in August and September 1998. One channel will provide at least 12 hours per day of localized Nickelodeon programs for kids supplemented with family programming for young adults in the evening. In April 1998, the Company signed a long-term contract with Nickelodeon to jointly launch Nickelodeon Hungary. The second channel will be a quality entertainment channel featuring independent European and American programming.

      In May 1998, the Company purchased 44% ownership in Galaxie TV Networks ("Galaxie") in the Czech Republic. Galaxie has a regional terrestrial license broadcasting to 200,000 television households and a national satellite-to-cable license. In May 1998 Galaxie began broadcasting via the Copernicus satellite to cable and direct-to-home viewers in the Czech Republic and expects to reach approximately 1,000,000 television households, or about 30% of all television households shortly. Galaxie has applied to the Board for TV and Radio Broadcasting for the Czech Republic to enable the company to combine several regional, military licenses which would give Galaxie as much as 80% coverage of television households in that country.

      The Company's revenues are derived primarily from the sale of television advertising to international, national and local advertisers. Billing in Hungary is determined by the program ratings as measured by AGB-Hungarian Meter System, an independent audience rating service. The Company's direct customers are generally fewer than a dozen international advertising agencies that arrange the broadcast of commercials for their clients. The Company engages in certain barter transactions in which it exchanges unsold commercial advertising for services and goods. In addition, the Company receives small payments from the cable operators who contract to carry the Company's signals. The Company experiences seasonality, with advertising sales tending to be lowest in January of each year as the major advertising agencies negotiate the next year's buy and in the summer months of July and August. The highest level of advertising activity is during the fourth quarter of each calendar year as new programming often is launched in the Fall and purchasing tends to increase as Christmas approaches.

      The primary expenses incurred in operating a broadcasting station are programming costs (buying, producing and editing), employee salaries, broadcast transmission expenses and selling, general and administrative expenses.

      The Company is currently operating with expenses (excluding non-cash items such as: depreciation, barter expense, amortization of intangibles and foreign exchange gains or losses) of approximately $600,000 per month and anticipates this approximate level of expenses to continue for at least the next six months. Revenues from the two Company stations are currently averaging $200,000 to $300,000 per month. New specialized programming planned to begin in late summer is expected to increase the stations' audience and advertiser demand. Partnering with Nickelodeon and other major programming producers could constrain programming costs in the near term and the Company is now gaining the cost benefits of combining the two stations at one location with one management and technical group.

      Since MSAT was relaunched in April 1996, revenues grew rapidly. Revenues of nine million forints in May 1996 have risen to 39 million forints in November 1996 and to 72 million forints ($360,000) in October 1997. Two new private stations entered the market in October 1997, increasing competition for both audience and advertising. This competition, particularly in pricing, has hurt recent results. As this introductory period ends, there are indications that the television market is improving for the established stations.

      Once the impact of the new stations is absorbed in the market, management believes that its growth in sales will continue. It now operates two stations with the potential for cross promotion, improved marketing and more efficiency. The Company is a recent entrant in the Hungarian television market, essentially being available to viewers in Budapest only since Spring 1996 after the Company was funded in an initial public offering. Since Fall 1996 others in Hungary began to receive MSAT's channel. Sziv TV began broadcasting via satellite in the Fall of 1997. The Company is working to increase its reach to as many as 50% of Hungary's television households as it signs up additional cable companies. DUNA-TV, a satellite-to-cable, government-owned station begun in 1993, currently has a broadcast reach of about 48%. The Hungarian television advertising market in 1997 was over $200 million; over $170 million after agency commissions. The Company's current rate of sales represents less than 3% of a growing overall market. The Company's national viewership share is higher than this percentage. The Company expects growth in the number of households receiving MSAT's and Sziv's signals and increased viewing by households that currently watch the stations.

      The Company conducts its operations through its Hungarian subsidiaries and its investment in Galaxie in the Czech Republic. Accordingly, the primary internal sources of the Company's cash are dividends and other distributions from its subsidiaries. The Company's ability to obtain dividends or other distributions is subject to, among other things, restrictions on dividends under Hungarian and Czech law and foreign currency regulations in Hungary and in the Czech Republic. The subsidiaries' ability to make distributions to the Company is also subject to legal availability of sufficient operating funds which are not needed for operations, obligations or other business plans.

      The Company's revenues and a majority of its expenses are denominated in Hungarian forints and Czech kroner. Accordingly, the business operations of the Company are impacted only to a limited degree by foreign exchange fluctuations. Inflation also is of limited direct importance to the operations of the Company. In both Hungary and the Czech Republic, advertising in general and television advertising in particular, have consistently grown more rapidly than the rate of inflation. Of greater importance, is the potential impact of currency fluctuations and inflation on the health of the Hungarian and Czech economies. Growth in Hungarian and Czech television advertising is directly impacted by the overall health and growth of their respective economies.

      The Company operates with studio licenses and AM-Micro licenses for both MSAT and Sziv TV. In addition, MSAT has a national satellite-to-cable license, and Sziv has authority to broadcast via satellite, from ORTT, the Hungarian television regulatory authority. Galaxie operates with a regional terrestrial television license and a national satellite-to-cable license. Galaxie has applied for use of a number of local, military terrestrial broadcasting licenses, which if granted could expand the reach of the station to as many as 80% of all the television households in the Czech Republic.

      The Company has built its business from a start up operation. On December 31, 1995, the Company emerged from its development stage. Although the Company has displayed growth in sales, there is no assurance that the Company will generate enough revenues to pay its costs.

 Results of Operations

     Quarter ended March 31, 1998 compared to quarter ended March 31, 1997

     The Company's revenues increased by $135,263 or 24% to $708,778 in the quarter ended March 31, 1998 from $573,515 in the quarter ended March 31, 1997. The increase is primarily attributable to the operation of two stations versus one station in the prior year. Revenues in the first quarter of 1998 were reduced by the increased competition in the Hungarian market due to the Fall 1997 launch of two new national stations into this market and the resulting increase in competition. In addition, the operations of Sziv TV were relocated to the MSAT location. And with management's focus on the relaunch of the two stations in August and September 1998, programming and marketing initiatives were deferred.

     Other operating costs and expenses, including amortization of deferred program costs, increased by $611,725 to $1,307,430 in the quarter ended March 31, 1998 from $695,705 in the quarter ended March 31, 1997. This increase reflects the costs associated with running two television stations rather than one, the acquisition of Global Television Networks (and Sziv TV) by the Company, the costs of combining two stations at one location and to a lesser extent the costs of operating the non-Sziv TV operations of Global.

     Amortization of the broadcast license costs of $444,614 and $107,526 for the two periods, respectively, reflects the amortization of both the Sziv and MSAT broadcasting licenses in the current period, while only the MSAT licenses were amortized in the earlier period.

     Selling, general and administrative expenses increased $344,371 to $1,280,135 for the quarter ended March 31, 1998 from $935,764 in the quarter ended March 31, 1997. The primary reason for this increase was the operation of two stations at two different locations in the current period compared to operating one station in the prior period. This increase also includes $130,000 of non-cash expenses when the Company signed a five-year employment contract with its General Counsel which included stock options granted at a price under the market at the time of the Company's Board resolution. This expense also rose because of the costs of acquiring Global in January 1998 and the increase in staffing as the new management group embarked upon a major expansion program for the Company in Central and Eastern Europe.

Liquidity and Capital Resources

     The Company has historically derived its cash for capital expenditures, working capital and operations primarily from the sale of securities to and borrowing from investors. As the broadcasting station has established itself in the market and as its broadcasting reach has expanded through satellite-to-cable distribution, the Company's cash flow and revenues have risen, so that much of the cash needed to operate the Company is derived from operations.

        Net cash used in operating activities was $1,291,086 and $618,348 for the three months ended March 31,1998 and March 31, 1997, respectively. The current period reflects the operation of two television stations at two locations, while the earlier period reflected the costs of operating one station. In addition, the costs of combing the two stations, the cost of acquiring Global and the changes resulting from a new management group, all increased current operating costs compared to the costs of the prior period.

     Comparing March 31, 1998 balance sheet items with those of December 31,1997, due from related parties increased $1,148,379 which reflects the outstanding receivable from Global's former shareholders of $1,150,000 which is still outstanding and was a term in the purchase of Global by the Company. This receivable is secured in escrow by 300,000 common shares of the Company's stock. Property, plant and equipment increased by $351,863 to $753,041 primarily because of the acquisition of fixed assets from Sziv TV.

       Broadcast license costs increased to $20,010,777 from $1,057,535 because of the purchase by the Company of Sziv TV's broadcasting licenses as part of its purchase of Global in January 1998. Accounts payable and other liabilities increase to $1,265,816 and $774,923 from $676,191 and $247,394 as of December
31, 1997, respectively. This reflected both the additional liabilities associated with the Sziv TV and Global acquisitions and delays paying some obligations in anticipation of an equity financing.

       Pursuant to the acquisition of Global Television Networks, Inc. in January 1998, the Company issued 3.75 million shares of the Company's Common Stock, 1.25 million of which are held in escrow to be delivered only upon Global meeting certain performance measures. The Company has excluded these escrowed shares when calculating the number of its issued and outstanding Common Shares. As part of the acquisition of Global, Global secured a five year management agreement with the management and former owners of Sziv TV by issuing and placing in escrow 80,000 unregistered Common Shares. In April 1998, the Company terminated the Sziv TV management agreement. During the first quarter of 1998, 26,400 shares of Common Stock were issued pursuant to the conversion of Preferred Shares, 35,250 were issued due to the exercise of Common Stock Purchase Warrants, 53,500 were issued due to the exercise of stock options and 23,000 were issued as compensation.

      In December 1995, three of the Company's officers contributed stock to the Company for no consideration. In January 1998, in relation to the acquisition of Global (See Note 2 -- Acquisitions), the Company agreed to reimburse these founders and former officers for a portion of their losses suffered as a result of the failure of Coleman and Company Securities, Inc. ("Coleman") to complete a firm commitment underwriting. The Company has an action against Coleman in the Supreme Court in the State of New York to recover damages from the aborted underwriting. The founders voluntarily cancelled 220,000 of their shares for no compensation to permit the Company to successfully complete its initial public offering with another underwriter at $5 per share. The Company has agreed to pay these founders $250,000 in cash and $150,000 in stock at the time of an equity offering in excess of $2.0 million and a further $250,000 in cash at a future date to be negotiated but not earlier than January 1, 1999. A further $300,000 in cash will be paid from any proceeds of the Coleman litigation but to be paid only after full payment to the Company's bridge note investors. In May 1998, the Company raised $6.0 million in an equity offering. See Note 10 -- "Subsequent Events."

       As part of its aggressive expansion plans, the Company is planning significant increases in capital spending in Hungary as well as in the Czech Republic and other countries where the Company plans to acquire broadcasting licenses. As part of its new specialized programming strategy, the Company plans significant investments in equipment and may purchase its current or another facility to house its expanded operation. With the exception of its expansion plans, the Company has only limited capital spending requirements. The Company purchases its programming generally at or near the time of its broadcast.

     In May 1998, the Company sold $6.0 million of 6% convertible preferred financing and has an option to sell another $2.0 million of these securities at the time its registration statement becomes effective. The preferred stock is convertible into shares at 85% of the then current market value, subject to a limited floor of $4.00 per share, with certain limitations on the number of shares of common stock which can be issued.

     The Company believes that its existing cash balance, cash from exercising its financing option and cash from future operations will be sufficient to fund the Company's operations for the next twelve months.

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

      None.

      Item 2. Changes in Securities

      None.

      Item 3. Defaults upon Senior Securities

      None.

      Item 4. Submission of Matters to a Vote of Security Holders

      None.

      Item 5. Other Information

      See "Organization and Business" and "Acquisition" in Notes to Consolidated
       Financial Statements.


Item 6.  Exhibits and Reports on Form 8-K

     A.   Exhibits  (numbers below are references to Regulations S-B)
        (3) (a)   Certificate of Incorporation filed September 14, 1994*
            (b)   Certificate of Amendment to Certificate of Incorporation filed by June 28, 1996*
            (c)   By-laws*
            (d)   Certificate of Designations for Series B Preferred Stock
        (4) (a)   Form of Warrant Agreement**
            (b)   Form of Common Stock Purchase Warrant Certificate**
            (c)   Form of Underwriter's Warrant**
            (d)   Form of Underwriter's Stock Warrant**
       (10) (a)   Employment Agreement with Peter E.  Klenner*
            (b)   Employment Agreement with Imre M. Kovats*
            (c)   Financial Consultant Agreement with Robert Genova*
            (d)   1994 Incentive Stock Plan*
            (e)   Sharing agreement for space and facilities between Registrant and Hungarian Telephone and Cable Corp.*

            (f)   Agreement to purchase shares in DNTV*
            (g)   Agreement to purchase shares in VI-DOK*
            (h)   Letter of intent with Kablecom*
            (i) Offer from OKK Kft. to Registrant to rent satellite space to Company*
            (j)   Agreement with Land Studios Kft*
            (k)   Lease agreement with Hakon Ltd. for space at Szamado,
                  Budapest*
            (l)   Form of 6% Bridge Note*
            (m)   License to broadcast on A3*
            (n)   Form of Consulting Agreement with J.W. Barclay & Co., Inc.**
            (o) Form of Mergers and Acquisitions Agreement with J.W. Barclay & Co., Inc.**
            (p) Purchase of programming agreement with Power TV Ltd., dated February 28 and July 29, 1996***
            (q)   Satellite space agreement with Nethold Central Europe BV***
            (r) Management and consulting agreement with Justin Bodle dated June 15, 1996.***
            (s)   Uplink and downlink agreement with Banknet, dated June 26,
                  1996***
            (t)   Rental lease with Investor Holding Rt. dated June 25, 1996 ***
            (u)   Settlement Agreement with Nethold Development H.V., dated
                  May 22, 1997****
            (v) Agreement between the Company and Orion Atlantic, L.P., dated July 31, 1996*
            (w) Settlement Agreement with Nethold Development BV, dated May 22, 1997 *
            (x)   Antenna Hungaria Contract, dated May 30, 1997 *
            (y) Agreement dated December 17, 1997 between the Offer Assis and Peter E. Klenner ******
            (z)   Loan Agreement between Offer Assis and Shafrir Family
                  Trust ******
            (aa) Reorganization Agreement among HBC, Global Television Networks, Inc. and Offer Assis, Shai Bar-Lavi, Shlomo Kot and Frederick E. Smithline individually ******
            (bb) Transfer and Distribution Agreement, dated as of November 18, 1997, between the Registrant and Hungarian Satellite Corporation ******
            (cc)  Agreement to acquire interest in Galaxie Television
                  Network*****
            (21)  Subsidiaries of the Registrant*
------------------
        * Filed with Registration Statement No.   33-96674
       ** Filed with Registration Statement No.  333-13371
      *** Filed with Form 10-KSB dated June 30, 1996
     **** Filed with Form 10-QSB dated March 31, 1997
    ***** Filed herewith
   ****** Filed with the Company's report on Form 8-K, dated January 8, 1998

     B. The following reports on Form 8-K have been filed during the quarter ended March 31, 1998:

      Report on Form 8-K dated January 8, 1998.

                                    SIGNATURE


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of New York, State of New York, on the 19th day of May, 1998.



             HUNGARIAN BROADCASTING CORP.



             By   /s/ James H. Season
             ----------------------------
             James H. Season
             Chief Financial Officer and Treasurer