Form 10QSB
period 1998-06-30
HUNGARIAN BROADCASTING CORP
filed 1998-08-25
CIK 932554

Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-QSB

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


     For the Quarter Ended                             Commission File Number
         June 30, 1998                                         0-26808


                          HUNGARIAN BROADCASTING CORP.
             (Exact name of Registrant as specified in its charter)


          Delaware                                       13-3787223
          --------                                       ----------
(State or other jurisdiction of                        (I.R.S.  Employer
incorporation or organization)                       Identification No.)


                       445 Park Avenue, New York, NY 10022
                       -----------------------------------
                    (Address of principal executive offices)

                                 (212) 758-9870
                                 --------------
              (Registrant's telephone number, including area code)


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 12(g) or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes   X    No
                                       -----     -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest possible date:

Common Stock, $.001 par value                       6,915,330 Shares*
         (Class)                              (Outstanding at August 13, 1998)

-------------
* Excludes 1,330,000 shares of Common Stock held in escrows and 27,000 shares of Common Stock in Treasury.

                          HUNGARIAN BROADCASTING CORP.

                                      INDEX

                                                                               Page
                                                                               ----
Part I. Financial Information

Consolidated balance sheets as of June 30, 1998 (unaudited)
and December 31, 1997                                                          3

Consolidated statements of operations for three months ended
June 30, 1998 (unaudited) and 1997 (unaudited) and the six
months ended June 30, 1998 (unaudited) and 1997 (unaudited)                    4

Consolidated statements of cash flows for the six months ended
June 30, 1998 (unaudited) and 1997 (unaudited)                                 5

Notes to consolidated financial statements (unaudited)                         6-13

Management's discussion and analysis of financial condition
and results of operations                                                      14-22


Part II. Other Information                                                     23-24


Signature                                                                      25


                          Part I. Financial Information


                          HUNGARIAN BROADCASTING CORP.

                           CONSOLIDATED BALANCE SHEETS
                               (Expressed in US$)


                                     A S S E T S                                                        June 30        December 31
                                                                                                          1998             1997
                                                                                                          ----             ----
                                                                                                              (unaudited)
Current Assets:
  Cash and cash equivalents .......................................................................   $  2,111,728    $    406,733
  Accounts receivable, net of allowance of $64,658 and $43,237 ....................................      1,057,745         469,163
  VAT receivable ..................................................................................        197,785              --
  Program rights costs, net of accumulated amortization of $415,916 and $0 ........................        795,887         687,614
  Prepaid expenses and other current assets .......................................................      1,381,757         177,026
  Due from related parties ........................................................................      1,508,532         361,046
                                                                                                      ------------    ------------
           Total current assets ...................................................................      7,053,434       2,101,582
                                                                                                      ------------    ------------
Property, plant and equipment, net of accumulated depreciation of $784,260 and $112,939............      1,744,650         401,178
Production costs ..................................................................................             --         432,886
Copyrights ........................................................................................             --         401,434
Broadcast license costs, net of accumulated amortization of $1,982,215 and $1,092,979 .............     22,077,491       1,057,535
Deferred financing and other intangibles, net of accumulated amortization of
  $20,239 and $1,130 ..............................................................................         40,068           7,683
Other .............................................................................................             --         251,605
                                                                                                      ------------    ------------
           Total assets ...........................................................................   $ 30,915,643    $  4,653,903
                                                                                                      ============    ============

                L I A B I L I T I E S   A N D   S T O C K H O L D E R S'  E Q U I T Y
Current liabilities:
  Current portion of notes payable.................................................................   $  1,520,662    $  1,027,306
  Accounts payable.................................................................................      3,133,063         676,191
  Accrued expenses.................................................................................      2,668,668         945,538
  VAT payable .....................................................................................         49,453          97,185
  Due to related parties...........................................................................      1,685,499         932,123
  Other ...........................................................................................        794,932         247,394
                                                                                                      ------------    ------------
           Total liabilities ......................................................................      9,852,277       3,925,737
                                                                                                      ------------    ------------
Commitments and contingencies  (Note 9)
Minority interest .................................................................................        769,730              --
Stockholders' equity:
  Preferred stock,  $.001 par value----shares authorized 5,000,000; Series A --
  issued and outstanding 23,630 and 38,530; aggregate liquidation preference
  $236,300; and Series B -- issued and outstanding 12 and 0, aggregate
  liquidation preference $6,000,000................................................................             24              39
  Common stock, $.001 par value-shares authorized 15,000,000;
    issued and outstanding 6,758,772 and 3,929,281.................................................          6,758           3,930
  Additional paid-in capital ......................................................................     39,747,937      11,693,680
  Accumulated deficit .............................................................................    (19,565,067)    (11,105,715)
  Accumulated other comprehensive income ..........................................................        103,984         136,232
                                                                                                      ------------    ------------
            Total stockholders' equity ............................................................     20,293,636         728,166
                                                                                                      ------------    ------------
            Total liabilities and stockholders' equity ............................................   $ 30,915,643    $  4,653,903
                                                                                                      ============    ============

  The accompanying notes are an integral part of these consolidated financial statements.

                          HUNGARIAN BROADCASTING CORP.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (Expressed in US$, except share amounts)

                                                             Three Months                Six Months
                                                                Ended                      Ended
                                                     June 30, 1998 June 30,1997  June 30, 1998   June 30,1997
                                                    -----------    -----------    -----------    -----------
                                                     (unaudited)   (unaudited)    (unaudited)     (unaudited)
Net revenues                                        $ 1,071,923    $ 1,143,344    $ 1,780,701    $ 1,716,859
Expenses
Other operating                                       1,277,836        524,490      2,394,193        934,695
Amortization of deferred program costs                  170,084        285,500        361,157        571,000
Amortization of broadcast license costs                 444,618        106,986        889,232        214,512
Selling, general and administrative expenses          2,942,441      1,087,969      4,222,576      2,023,733
                                                    -----------    -----------    -----------    -----------
                                                      4,834,979      2,004,945      7,867,158      3,743,940
                                                    -----------    -----------    -----------    -----------
Operating loss                                       (3,763,056)      (861,601)    (6,086,457)    (2,027,081)

Interest and other income                                30,173      1,067,046         43,707      1,203,987
Other expense                                        (1,143,600)      (200,000)    (1,143,600)      (200,000)
Interest expense                                       (217,951)       (56,677)      (341,522)      (118,460)
Foreign currency exchange rate loss                     (91,568)       (14,970)       (64,195)         4,126
Loss on disposal of subsidiary                         (476,497)            --       (476,497)            --
                                                    -----------    -----------    -----------    -----------
Net loss before minority interest                   $(5,662,499)   $   (66,202)   $(8,068,564)   $(1,137,428)
Minority interest                                       112,212             --        112,212             --
                                                    -----------    -----------    -----------    -----------
Net loss                                            $(5,550,287)   $   (66,202)   $(7,956,352)   $(1,137,428)
Other comprehensive income:
Foreign currency translation movement                    15,777        198,745        (32,248)       173,581
Beneficial conversion feature of preferred shares      (503,000)            --       (503,000)            --
                                                    -----------    -----------    -----------    -----------
Comprehensive (loss)income                          $(6,037,510)   $   132,543    $(8,491,600)   $  (963,847)
                                                    ===========    ===========    ===========    ===========
Basic loss per share:
Net (loss)income per share                          $     (0.90)   $      0.05    $     (1.30)   $     (0.37)
Weighted average number of
common shares outstanding                             6,703,110      2,584,600      6,548,948      2,584,100


  The accompanying notes are an integral part of these consolidated financial statements.

                          HUNGARIAN BROADCASTING CORP.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (expressed in US$)


                                                                      Six Months Ended      Six Months Ended
                                                                       June 30, 1998          June 30, 1997
                                                                         -----------           -----------
                                                                         (unaudited)           (unaudited)
Cash flows from operating activities:
Net loss                                                                 $(7,956,352)          $(1,137,428)
Adjustments to reconcile net loss to net cash used
in operating activities:
  Amortization of intangibles                                              1,501,261               839,103
  Provision for doubtful accounts                                             25,452                28,537
  Depreciation                                                               184,139                50,316
  Foreign exchange gain                                                      (61,391)               (4,126)
  Minority interest                                                         (112,212)                   --
  Gain on sale of fixed assets                                                (1,386)                   --
  Loss on sale of subsidiary                                                 476,497                    --
Changes in operating assets and liabilities, net of business acquired:
  Decrease(increase) in accounts receivable                                   43,183              (249,804)
  Increase in other receivables                                              (66,852)             (600,000)
  (Increase)decrease in VAT receivable                                      (290,414)               55,455
  Increase in prepaid expenses and other current assets                     (489,211)              (79,190)
  Increase in other assets                                                        --              (260,320)
  Increase(decrease) in accounts payable                                     547,329              (164,620)
  Increase in accrued expenses                                               228,442               111,118
  Increase in provision for contract cancellation                                 --               200,000
  Increase in other liabilities                                            1,352,587               127,388
  Increase in production costs and copyrights                                (66,535)                   --
                                                                         -----------           -----------

Net cash used in operating activities                                     (4,685,463)           (1,083,571)
                                                                         -----------           -----------
Cash flows from investing activities:
  Purchase of fixed assets, net of disposals                                (268,097)             (144,435)
  Proceeds from sale of fixed assets                                           1,124                    --
  Purchase of program and film rights                                       (298,679)                   --
  Purchase of investments                                                         --              (200,000)
  Acquisition of business, net of cash acquired                           (1,112,287)             (245,085)
                                                                         -----------           -----------
  Net cash used in investing activities                                   (1,677,939)             (589,520)
                                                                         -----------           -----------
Cash flows from financing activities:
  Decrease in advances from related parties                                 (219,892)             (349,943)
  Proceeds from the issuance of preferred stock                            6,000,000             4,265,000
  Payments for offering costs                                               (437,030)             (974,881)
  Payment of notes payable                                                   (64,937)             (850,000)
  Capital contributions from shareholders                                  1,600,000                    --
  Exercise of warrants and options                                         1,203,800                    --
                                                                         -----------           -----------
Net cash provided by financing activities                                  8,081,941             2,090,176
Effect of exchange rate changes on cash and cash equivalents                 (13,544)              (84,731)
Net change in cash and cash equivalents                                    1,704,995               332,354
Cash and cash equivalents at beginning of period                             406,733               375,823
                                                                         -----------           -----------
Cash and cash equivalents at end of period                               $ 2,111,728           $   708,177
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

                          HUNGARIAN BROADCASTING CORP.

                   Notes to Consolidated Financial Statements
                                   (Unaudited)

1.   Organization and Business

      Hungarian Broadcasting Corp. ("HBCO"): a Delaware corporation, was formed in September 1994. HBCO, together with its subsidiaries (HBCO and its subsidiaries are collectively referred to as the "Company"), invests in, develops and operates national satellite-to-cable and regional terrestrial, commercial television stations in Central Europe.

In Hungary, the Company operates two television stations, MSAT and Sziv TV, operating in Budapest and distributing their signals by MMDS (Microwave Multiple Distribution System) and by transmission to satellite-to-cable systems throughout Hungary. The Company has a 99% profit interest and a 74% ownership interest in Hungarian Broadcasting Corporation Televizios Reszventyarsasag ("HBC Rt"), a Hungarian corporation, which holds the broadcasting licenses for MSAT. In addition, the Company has a 99% profit interest and a 24% ownership interest in Sziv TV Rt ("Sziv TV"), a Hungarian corporation, which holds the broadcasting licenses for Sziv TV.

      The Company has established Global Productions as a division of HBC Rt. This division is a supplier of film production services for movies, commercials and television.

      In April 1998, the Company purchased a 76.5% profit interest and a 46.2% ownership interest (with an option to increase the ownership interest to 70.4% for a payment of one dollar) in RTV Gemma, s.r.o. ("Gemma"), a corporation in the Czech Republic that holds the broadcasting licenses for Galaxie TV. Galaxie TV broadcasts terrestrially from Hradec Kralove in the central region of the country and broadcasts by satellite to cable companies throughout the Czech Republic.

      In May 1998, the Company purchased a 76.5% profit interest and a 46.2% ownership interest (with an option to increase the ownership interest to 70.4% for a payment of one dollar) in M.A.C. TV, Ltd. ("MAC"), a corporation in Slovakia that holds the broadcasting license for TV NASA. TV NASA broadcasts terrestrially from Kosice in the eastern region of the country and plans to launch satellite-to-cable broadcasting throughout Slovakia over the next few months. MAC also owns 66% of Nasa TV, Ltd. (34% owned by the municipality of Kosice) which in turn owns a production business and certain related real estate.

      Included in the ownership and profit interests above is MAC's 5% ownership in Gemma (receiving 2% of the profits) and Gemma's 5% ownership in MAC (receiving 2% of the profits).

      The Company also has long term agreements to distribute films to a direct-to-home television network in Russia and to cable companies in Vienna and Amsterdam. This film distribution business and its related contracts will be transferred to a newly formed corporation ("NEWCO") shares of which will be distributed as a dividend to common stock shareholders of record as of August 31, 1998 of the Company. See Footnote 11, "Subsequent Events."

      At a meeting of the Board of Directors on June 23, 1998, the resignation of a former director, Ami Shafrir, was accepted and two new directors were elected, Haim V. Sion and Mark Graff.

                          HUNGARIAN BROADCASTING CORP.

                   Notes to Consolidated Financial Statements
                                   (Unaudited)


2.   Sale of Subsidiary

      In May 1998, the Company sold its entire 77% ownership interest of the issued and outstanding stock of Studio 2 Kft, a Budapest based animation studio, to M&A Management Kft, a company wholly-owned by the Company's Chairman of the Board of Directors, Peter Klenner. The sale of this subsidiary resulted in a loss of $476,497 to the Company. The consideration consisted of 27,000 shares of common stock in the Company with an ascribed value of $7.438 per share and $500,000 in settlement of 100,000 shares of common stock that Mr. Klenner was required to cancel as a condition for the initial public offering of the Company's stock in December 1995. This stock forfeiture is a part of the damages caused by a previous underwriter's breach of contract in not honoring a firm commitment underwriting obligation. The Company has sued this underwriter for several million dollars in damages and expects a trial in the fall or winter of 1998-99. In the event Studio 2 Kft is taken public and valued at more than $1.5 million, the Company will receive 20% of the shares of Studio 2 Kft held by Mr. Klenner.

      The sale of this subsidiary followed the effective change of control of the Company in January 1998, when, as part of the purchase of Global Television Networks, Inc.("Global"), additional directors were elected and Offer Assis replaced Peter Klenner as Chief Executive Officer. The Board has stated that operating an animation studio is not a part of its strategic plan for the Company and decided to stop funding this operation.

      This 77% interest in Studio 2 Kft. was originally purchased from M&A Management Kft, wholly owned by Mr. Klenner, in April 1997 for $743,819, consisting of $300,000 in cash and $443,819 in an 8 1/2% note due December 31, 1997. In July 1997 this note and accrued interest was exchanged for 173,266 shares of unregistered common stock in the Company with an ascribed value of $605,368, resulting in an extraordinary loss of $151,449 from the early retirement of debt in 1997.

3.   Accounting Standards Issued and Not Yet Effective

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

      SFAS No. 132, "Employers' Disclosure about Pensions and Other Post-retirement Benefits" is effective for fiscal years beginning after December 15, 1997. The Statement significantly changes current financial statement disclosure requirements from those that were required. The Company does not expect this Statement to result in a material impact as the Company does not sponsor any pension or post-retirement benefits plan.

      SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" is effective for fiscal years beginning after June 15, 1999. This Statement establishes a new model for accounting for derivatives and hedging activities and supersedes and amends a number of existing standards. The Company has not yet determined the impact, if any, from the implementation of this Statement.

                         HUNGARIAN BROADCASTING CORP.

                   Notes to Consolidated Financial Statements
                                   (Unaudited)

4.   Preferred Stock

      In September 1996, February 1997 and March 1997, the Company sold a total of 526,500 shares of Series A Convertible Cumulative Redeemable Preferred Stock ("Series A Preferred"). As of June 30, 1998 502,870 shares of Series A Preferred were converted into common stock, leaving a balance of 23,630 shares of Series A Preferred outstanding.

      In May 1998, the Company issued 12 shares, at nominal value of $500,000 each, of Series B 6% Convertible Redeemable Preferred Stock with $0.001 par value per share ("Series B Preferred") at a price of $500,000 per share. The Series B Preferred are convertible into shares of the Company's common stock at 85% of the low two-day average (not necessarily consecutive) closing bid price of the common stock for the 15 consecutive trading days prior to the trading day on which a notice of conversion is received by the Company, but with a price no higher than $9.685 per share. Therefore, the lower the market price for the common stock, the greater the number of common shares that the converting holder of Series B Preferred will be able to receive, and the greater consequent dilution to existing stockholders in the event the shares of Series B Preferred are converted.

      If the average closing price of the Company's common stock is $4.00 or less at time of conversion, the conversion price will be the price on the day prior to the date that the conversion notice is received, without discount. In this event, however, the converting shareholders, in addition to their common stock, will receive three-year warrants for an amount of common stock equal to 15% of the nominal value of the preferred stock being converted at a price equal to 101% of the Average Closing Price on the date of conversion. Holders of the Series B Preferred are permitted to convert no more than 8.33% of their stock each week.

      If the Company is unable to issue the common stock because of Nasdaq Stock Market rules limiting the sale of more than 20% of the Company's stock without shareholder approval, the Company will use its best efforts to secure shareholder approval. If the Company cannot issue the required shares, the holders can demand redemption of their securities plus a premium of 20%.

      As part of the issuance of these $6 million of Series B Preferred, the Company has the option of selling an additional $2 million of these securities to the investors 30 and 60 days after an effective registration statement. The Company has agreed to have an effective registration statement available for the holders of the Series B Preferred as of September 5, 1998. The terms of the agreement provide for a penalty of 2% per month of the outstanding amount of Series B Preferred in relation to a delay in obtaining an effective registration statement. The Company is negotiating with the holders of the Series B Preferred for revised terms on the draw down of up to the remaining $2 million, including an extension of time for the required effective date for the registration statement and a delay in the time when holders are allowed to convert their Series B Preferred into common shares. It is not known what the new terms might be or when (or if) a new agreement will be completed.

5.   Acquisition of Subsidaries

      In April and May 1998, the Company purchased majority economic interests in two broadcasting stations, one in the Czech Republic and one in Slovakia. In connection with the acquisition of these stations, the Company agreed to pay KOK Bakkerij B.V. ("KOK"), a consulting firm owned by the owner of M.A.C. TV, Ltd. ("MAC"), 75,000 unregistered common shares, having an ascribed value of $539,100 plus

                          HUNGARIAN BROADCASTING CORP.

                   Notes to Consolidated Financial Statements
                                   (Unaudited)

$100,000 per year for four years as payment for the acquisition of the two stations and for consulting services for that four year period to assist in running these two stations and to help acquire other broadcasting properties in Central Europe. In May 1998, the Company advanced $400,000 to KOK in the form of a four year loan with interest at 6% per annum secured by the $100,000 per annum payments.

      The acquistions in the Czech Republic and Slovakia have been accounted for under the purchase method. The excess of purchase consideration over the fair market value of the companies acquired has been recorded as broadcast licenses to be amortized over the related license periods.

      The results of operations of the acquired companies are included in the statement of operations commencing on the respective acquisition dates in April and May 1998.

      The following unaudited pro forma consolidated results of operations have been prepared as if the acquisitions of Galaxie and MAC had occurred as of the beginning of fiscal 1998:

  Pro forma six months ended                    June 30, 1998
----------------------------                  ------------------
Net sales                                        $ 2,167,000
Net loss                                         $(8,969,000)
Net loss per share                                    $(1.37)

      The pro forma consolidated results do not purport to be indicative of results that would have occurred had the acquisitions been in effect for the period presented, nor do they purport to be indicative of the results that will be obtained in the future.

6.   Common Stock

      During the second quarter of 1998, 140,000 shares of common stock were issued pursuant to the exercise of employee stock options, 3,400 shares of common stock were issued due to the conversion of Series A Preferred shares and 75,000 shares of common stock were issued pursuant to the agreement referred to above.

      In December 1995, three of the Company's officers/founders contributed stock to the Company for no consideration. In 1998, in relation to the purchase of Global and the resulting effective change of control of the Company, the Company agreed to reimburse these founders and former officers for a portion of their losses suffered as a result of the failure of Coleman & Company Securities, Inc. ("Coleman") to complete a firm commitment underwriting. The Company has an action against Coleman in the Supreme Court of the State of New York to recover damages from the aborted underwriting, including the damages suffered by the founders. The founders voluntarily cancelled 220,000 of their shares for no compensation to permit the Company to successfully complete its initial public offering with another underwriter at $5 per share. In May and June 1998, the final terms of negotiations with the founders were completed. The Company has agreed to pay Peter E. Klenner, Chairman of the Board of Directors of the Company and formerly Chief Executive Officer, $500,000 for the cancellation of his 100,000 shares. This amount has been credited to Mr. Klenner for his purchase of Studio 2 Kft by his wholly-owned corporation, M&A Management Kft. See Note 2, "Sale of Subsidiary." The other two former officers/founders, were granted a total of 63,158 unregistered shares representing a stock price of $4.75 on the date of Board approval for a value of $300,000. In addition, for these two founders, if the Company receives payment from a judgement prior to June 1, 1999 in excess of $300,000, the two founders can put these shares to the company for $300,000 in cash. If no judgement in excess of $300,000 has been collected by the Company prior to June 1, 1999 and the price of the common stock on that day is below $4.75, the Company will issue additional shares to these two founders to allow the market value of the total shares paid to these two individuals to be $300,000 as of that date.

7.   Financial Information

      Financial data as of December 31, 1997 was derived from the audited consolidated financial statements of the Company and should be read in conjunction with those consolidated financial statements and related notes. In the opinion of management, the accompanying unaudited consolidated financial statements of the Company include all adjustments necessary to present fairly its financial position as of June 30, 1998, and operating results and cash flows for the six months then ended. For additional information, see the notes to the Company's audited consolidated financial statements for the year ended December 31, 1997 which are included in the Company's Annual Report filed on Form 10-KSB with the Securities and Exchange Commission.

      The Company has filed an initial SB-2 registration statement on June 9, 1998, subsequent to the issue of securities referred to in Note 2 above. This registration statement is undergoing the review and clearance process with the SEC. If, as a result of this review, the Company decides that either preferable or corrective changes in accounting policies are warranted, it may amend its filings.

                          HUNGARIAN BROADCASTING CORP.

                   Notes to Consolidated Financial Statements
                                   (Unaudited)

8.   Related Party Transactions

      The former owners of Global (and current officers of the Company) own Top-Line Communications, Inc. ("Top-Line"), a television production studio in New York City. In May 1998 the Company contracted for three years with Top Line to provide business services for the Company at a cost of $60,000 per month. This fee includes $25,000 per month due to the Chief Operating Officer of the Company pursuant to his separate three year employment contract with the Company. Top Line has two other employees who spend all or nearly all of their time on Company business. This payment also includes office rent, telephone, other miscellaneous office expenses, and travel and lodging.

      As part of the acquisition of Global, the shareholders of Global agreed to infuse $1,750,000 of additional cash into Global in the form of a capital contribution. As of June 30, 1998, $600,000 has been received and $1,150,000 is included in due from related parties. In June 1998, the Board of Directors extended until December 31, 1998 the due date of this receivable. This obligation is secured by 300,000 shares of Common Stock placed in escrow and previously purchased from the Company's Chairman by a former shareholder of Global for $2,250,000.

      In a transaction related to the acquisition of Global Television Networks, Inc. ("Global"), Global agreed to allow Peter Klenner, currently Chairman of the Board of Directors of the Company, to put 300,000 common shares that he owned in the Company at a price of $7.50 per share on or after December 31, 1998 if Global was acquired by the Company. Since the time of the acquisition, the Company's stock has declined in value. Accordingly, the Company recognized in the second quarter other expenses of $1,143,600 to reflect the potential liability of the Company due to this put obligation based on the price of the Company's stock as of June 30, 1998. In discussions between Mr. Klenner and the Chief Executive Officer of the Company, Mr. Klenner has agreed not to put these shares to the Company unless it can reasonably afford to make the payment. Additional negotiations are taking place with Mr. Klenner to reduce the potential liability of this obligation.

9.   Commitments and Contingencies

     Programming Contract

      In April 1998, the Company contracted with Nickelodeon International, a wholly-owned subsidiary of Viacom International, Inc., for a minimum of 12 hours per day of Nickelodeon programming in Hungary and for marketing services for a minimum of five years. The Company received certain rights to secure additional programming for the Czech Republic, Slovakia, Romania and Bulgaria. For a three year period, Nickelodeon has been granted an option to purchase up to 50% of the Company's Nickelodeon activities for a consideration to be negotiated in good faith should this option be exercised.


     Consulting and Compensation Agreements

      In January 1998, the Company entered into a five-year employment agreement with its general counsel and Secretary. Total payments under this employment agreement were $8,000 per month plus 80,000 five-year options exercisable into common shares in the Company at $5.00 per share. This contract was amended in June 1998 (effective as of May 1998) to increase compensation to $10,000 per month. Unless there is a change of control of the Company, this contract may be terminated by either party on 90 days' notice with 90 days' severance.

                          HUNGARIAN BROADCASTING CORP.

                   Notes to Consolidated Financial Statements
                                   (Unaudited)

      In June 1998 (effective as of January 1998) the Company modified an existing three-year consulting contract with Frederick E. Smithline, a director of the Company. Monthly compensation was increased from $5,000 to $12,500 per month with an additional $4,000 per month for an office allowance. In August 1998, the Company provided office space to Mr. Smithline and the above mentioned office allowance was ended.

      In June 1998 (as of January 1998) the Company entered into a three-year consulting contract with its Chief Financial Officer and Treasurer for $10,000 per month and a signing bonus of 30,000 shares of unregistered stock in the Company. This contract may be terminated by the Company for unsatisfactory performance on 30 days' notice.

      The Company concluded three other employment and consulting contracts which resulted in the issuance of an additional 55,000 shares of unregistered common stock of the Company in July and August 1998.

      In June 1998, the Company granted 100,000 five-year stock options to purchase the Company's common stock at a price of 4 7/8 per share to two individuals who are officers and shareholders of an underwriter who previously had raised funds for the Company. This payment was for financial advisory services relating to the ongoing funding requirements of the Company

     Filing of Form 8-K

      Relative to the acquisition of Global in January 1998, the Company filed an initial Form 8-K with the Securities and Exchange Commission ("SEC"). This initial filing did not include all required financial data related to the companies acquired. Such data should have been filed no later than March 20, 1998 but, due to difficulties in compiling the relevant data, this deadline could not be met. The final filing of the Form 8-K, including 1996 and 1997 audited financial statements of both Global Television Networks, Inc. and Sziv TV Rt, was made in May 1998.

     Rental and Lease Agreements

      In March 1998, Hafisa Kft, an unrelated party, leased the entire 14-unit building B located at Kelenhegyi ut 43 in Budapest from EuroWeb International, a related party. As of March 23, 1998, the Company sublet for five years the building for a monthly rental fee of $26,000. This agreement replaced a previous rental agreement for four apartments the Company had signed with EuroWeb International, the owner of the building. Four of the units in the building are used for Company offices; marketing, finance, film production and administration; seven units are used by expatriate employees or expatriate consultants who spend all or nearly all of their time on the Company's business, two are used for overnight accommodation for business visitors and one is vacant. The Company believes that the rental charges are no higher than the costs for comparable facilities.

                          HUNGARIAN BROADCASTING CORP.

                   Notes to Consolidated Financial Statements
                                   (Unaudited)

     Subsidiary Receivership

      In November 1997, the Company was notified by the Capital Court of Budapest that one of its non-operating subsidiaries, HBC Kft, had been placed in receivership due to the failure to pay an interest penalty of approximately twenty-five ($25) dollars. The Company had previously paid a nominal judgment. The Company's Hungarian operating subsidiary, HBC Rt., paid this penalty interest and has agreed to pay any remaining debt in HBC Kft. The Company is negotiating with the value added tax office as to final amounts due to that office and plans to end the receivership after this dispute is resolved. This event has had no material impact on the operations or financial condition of the Company.

10.   Other Comprehensive Income

      On January 1, 1998, the Company adopted Statement of Financial Accounting Standard No. 130, "Reporting Comprehensive Income." This Statement establishes standards for reporting and displaying comprehensive income and its components in a full set of general purpose financial statements. The following table sets forth the components of comprehensive income for the periods indicated:

                                                                      Items
                                                                    ---------
                Balance at January 1, 1997                          $ 126,215
                1997 foreign currency movement                         10,017
                                                                    ---------
                Balance at December 31, 1997                        $ 136,232
                Current period foreign currency movement              (32,248)
                Beneficial conversion feature of preferred shares    (503,000)
                                                                    ---------
                Balance at June 30, 1998                            $(399,016)
                                                                    ---------


11.  Subsequent Events

     Dividend of Adult Distribution Assets to Shareholders

      In June 1998, the Board of Directors voted to distribute its adult programming assets to stockholders of the Company. The holder of each common share of the Company will receive one share in the newly formed corporation ("NEWCO") for shareholders of record on August 31, 1998. The fair market value of the dividend is insignificant as the distributed assets have no book value, modest sales and no current profitability. The assets being distributed are 100% of the stock of Bare Necessities NV, RPPV Services, Ltd., APPV Services, Ltd. C.D.I. Productions Corp. and Chatline Corp. NV. C.D.I. Productions Corp. and Chatline Corp. NV are currently inactive. The President of NEWCO will be Offer Assis, the President of the Company. The assets of NEWCO currently are generating approximately $15,000 per month of revenue with approximately breakeven profitability. Mr. Assis has had preliminary negotiations with Ami Shafrir, a former director of the Company. Mr. Shafrir owns a number of Los Angeles based adult internet businesses including Net Options, Inc. ("Shafrir Businesses"). It is Messrs. Assis' and Shafrir's intentions to negotiate the combination of NEWCO and Shafrir Businesses shortly after the spin off of NEWCO. The parties expect that NEWCO shareholders will hold a substantial minority ownership position which may be as high as 50% in the merged company. In 1997, Shafrir Businesses had sales of approximately $1.0 million with unaudited pre tax income of about $0.15 million. An associate of Mr. Shafrir is expected to be elected Chief Executive Officer of the merged company.

                          HUNGARIAN BROADCASTING CORP.

                   Notes to Consolidated Financial Statements
                                   (Unaudited)

      As a result of this spin-off, the Board of Directors has determined that certain incentive criteria for senior management and for other former shareholders of Global should be adjusted. More specifically, following the spin off the Board has preliminarily decided that the option price on the 3,000,000 options exercisable at $10 per share be reduced to $8 per share and the market price performance criteria for vesting the 1,250,000 escrowed shares be reduced from $10 per share to $8 per share. In addition, the annual per share earnings performance criteria for those escrowed shares are reduced from $0.50 per share to $0.40 per share. The Board is in the process of retaining a qualified appraiser to opine on the fairness of these proposed adjustments.

     Exchange of Investor Notes for Common Stock

      As of June 30, 1998, promissory notes totaling $1,020,000 plus accrued interest were due. The Company offered these note holders shares of unregistered common stock in the Company as payment in full for the notes plus accrued interest. The value of the common stock offered was $2.5813 per share which represented a discount of 30% from the market value of the common stock on June 30, 1998 of $3.6875 per share. Note holders representing $700,000 or 69% of the outstanding debt have accepted in writing this offer. Additional note holders representing $320,000 or 31% have either not responded to the offer or are in negotiation with the company to find a way to settle this obligation. EuroWeb International, a related party, holds $400,000 principal amount of these notes and has agreed to convert its holdings into common stock. The Company had previously loaned EuroWeb $350,000 at 6% interest with a maturity date of June 30, 1998. Prior to redeeming EuroWeb's note, the two loans and their accrued interest will be offset.


     Contract with Video International Media Services

      In July 1998, the Company contracted for five years with Video International Media Services to become the Company's exclusive advertising sales agent in Hungary. The agreement calls for guaranteed payments of up to $80 million over five years once the Company meets certain performance criteria, including an audience share in Hungary of 7%. The Company's current audience share for its two stations in Hungary is about 3%. The two companies expect to expand their cooperation in the Czech Republic, in Slovakia and elsewhere in Central and Eastern Europe.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

      The Company is a satellite-to-cable television broadcaster in Central Europe. The Company's two Hungarian stations, MSAT and Sziv TV distribute to approximately 1.5 million and 1.3 million television households, respectively, or about 39% and 35% of all television households in the country. In May 1998, the Company acquired 46.2% ownership and 76.5% profit interest of Galaxie TV in the Czech Republic and 46.2% ownership and 76.5% profit interest in TV MAC, a Slovak corporation that holds the broadcast license for TV NASA. Galaxie TV has an audience reach of approximately 1.0 million television households. TV NASA has a terrestrial reach of about 0.2 million television households and plans to begin broadcasting by satellite this fall to cable households in Slovakia and increase the station's reach to about 0.8 million television households.

      The Company's strategy is to continue to expand its broadcasting reach, improve and specialize its programming and aggressively pursue additional advertising. The Company has contracted with Nickelodeon, a unit of Viacom, Inc., to provide 12 hours per day of children's programming on one of its Hungarian channels. It is expected that other, similar programming commitments will be made with Nickelodeon or others in the Czech Republic and in Slovakia. The Company expects to benefit from the high rates of growth for television advertising in Hungary, the Czech Republic and Slovakia projected by Zenith Media/Saatchi and Saatchi. In addition, a new management team, that began operating the stations in January 1998, has plans for significant broadcasting expansion elsewhere in Central and Eastern Europe.

      The Company was organized in September 1994. In June 1995, the Company acquired licenses to broadcast using an AM channel in Hungary and started limited broadcasting activities. This was increased to 21 1/2 hours per day in December 1994. In April 1996, the Company introduced new programming for the hours 7:30 p.m. to 11:00 p.m. featuring American and British syndicated series that had been previously successful in prime time in those countries. The Company dubbed these programs into Hungarian.

      In September 1997, the Company was awarded a new AM Micro frequency and began broadcasting 24 hours per day on the Budapest microwave system instead of the frequency previously used. In November 1997 ORTT, the television regulatory body in Hungary, awarded the Company a national license to broadcast via satellite. The license permits the Company to send its digital signal without encoding. Accordingly, cable television companies and direct-to-home customers can receive the signal without having to acquire expensive decoders.

      In January 1998, the Company acquired Global Television Networks, Inc. ("Global"). Global owns Sziv TV, one of the three satellite-to cable stations in Hungary that is also on the AM Micro MMDS system in Budapest. Global is also a distributor of paid adult television programming, holding exclusive long-term contracts with NTV Plus DBS operators in Russia and contracts with United Phillips cable operators in Vienna and Amsterdam. The Company will spin off these adult programming assets to its shareholders as of the record date August 31,1998.

      Under Hungarian media law there are certain restrictions on one corporate entity owning two national or regional television stations. There is no such rule for specialized or satellite-to-cable television stations. The Company carefully structured its acquisition of Sziv TV to be in compliance with the law. The Company has a written legal opinion from Hungarian counsel attesting to the Company's compliance with the Hungarian media law.

      The new management is currently overhauling the two Hungarian stations with specialized programming to be introduced in August through November 1998. One channel will provide 12 hours per day of localized Nickelodeon programs for children supplemented with family programming for young adults in the evening. In April 1998, the Company signed a long-term contract with Nickelodeon to jointly launch Nickelodeon Hungary. The second channel will be a quality entertainment channel providing programming preferred by women.

      As part of its strategy to ally itself with major, professional companies in the broadcasting business, the Company in July 1998 signed an exclusive five year contract with Video International Media Services to be the Company's advertising sales agent in Hungary. The agreement calls for guaranteed payments of up to $80 million over five years once the Company meets certain performance criteria, including an audience share in Hungary of 7%. The Company's current audience share for its two stations in Hungary is about 3%. The two companies expect to expand their cooperation in the Czech Republic, in Slovakia and elsewhere in Central and Eastern Europe.

      In May 1998, the Company purchased 46.2% ownership and 76.5% profit interest in Galaxie TV ("Galaxie") in the Czech Republic. Galaxie has a regional terrestrial license and a national satellite-to-cable license. In January 1998 Galaxie began broadcasting via satellite to cable and direct-to-home viewers in the Czech Republic and is reaching approximately 1.0 million television households, or about 30% of all television households in the Czech Republic. Galaxie has applied to the Board for TV and Radio Broadcasting for the Czech Republic to enable the company to combine several regional, military licenses which would give Galaxie about 72% coverage of television households in that country.

      Also in May 1998, the Company purchased 46.2% ownership and 76.5% profit interest in MAC in Slovakia. MAC, through its 100% ownership of TV NASA, has a regional terrestrial license broadcasting to about 0.2 million television households and plans this fall to begin broadcasting by satellite to cable households in Slovakia and increase the station's reach to about 0.8 million television households, or about 40% of all television households in Slovakia. MAC has applied to the Council of Slovak Republic for Radio and TV Broadcasting to combine several regional terrestrial licenses which would give TV NASA up to 60% coverage of television households in that country.

      The Company's revenues are derived primarily from the sale of television advertising to international, national and local advertisers. Billing in Hungary is determined by the program ratings as measured by AGB-Hungarian Meter System, an independent audience rating service. Billings in the Czech Republic and in Slovakia generally are from rate card quotes. A majority of the Company's revenues have been derived from fewer than ten international advertising agencies that arrange the broadcast of commercials for their clients. Future advertising in Hungary will be sold by Video International Media Services ("VI") and it is likely that this media company will also represent the Company with Galaxie and with NASA. The Company engages in certain barter transactions in which it exchanges unsold commercial advertising for services and goods, primarily in exchanging advertising time with magazines for television listings and general promotion of the stations. In the future the Company may contract with cable companies to receive monthly subscription fees. The Company experiences seasonality, with advertising sales tending to be lowest in the summer months of July and August and in January as the major advertising agencies negotiate the next year's buy. The highest level of advertising activity is during the fourth quarter as new programming often is launched in the fall and purchasing tends to increase as Christmas approaches.

      The primary expenses incurred in operating a broadcasting station are programming costs (buying, producing and editing), employee salaries, broadcast transmission expenses and selling, general and administrative expenses.

      Revenues from Company operations are averaging about $350,000 per month, of which about $200,000 per month are from the Hungarian stations. New specialized programming scheduled to be introduced in the August to November period in Hungary may increase the Hungarian stations' audience and advertiser demand. In addition, as of August 15, 1998, VI became the exclusive sales agent for the Company's advertising in Hungary. Both the Company and VI believe that this marketing agreement will significantly increase the Company's advertising revenue in Hungary.

      The Company has gained the cost benefits of combining the two Hungarian stations at one location with one management and technical group. The Company has had a buildup of expenses, particularly of Selling, General and Administrative expenses, that are necessary to support the Company's ambitious expansion plans. Certain non-cash expenses were incurred with long-term employment and consulting contracts where a portion of the payment was made with securities of the Company. Obligations paid for in common stock or options are non-cash expenses

      In October 1997, two new private stations entered the Hungarian market and one regional station was acquired by a major international broadcasting company, increasing competition in Hungary for both audience and advertising. This competition, particularly in pricing, has hurt results. As the introductory period for these new competitors ends, the television market may improve for MSAT, Sziv and other Hungarian stations. Galaxie and NASA operate in less competitive markets.

      The Company conducts its operations through its Hungarian, Czech and Slovakian subsidiaries. Accordingly, the primary internal sources of the Company's cash are dividends and other distributions from its subsidiaries. The Company's ability to obtain dividends or other distributions is subject to, among other things, restrictions on dividends under Hungarian and Czech law and foreign currency regulations in Hungary, in the Czech Republic and in Slovakia. The subsidiaries' ability to make distributions to the Company is also subject to legal availability of sufficient operating funds which are not needed for operations, obligations or other business plans.

      The Company's revenues and a majority of its expenses are denominated in Hungarian forints, Czech koruna and Slovakian koruna. Accordingly, the business operations of the Company are impacted only to a limited degree by foreign exchange fluctuations. Inflation also is of limited direct importance to the operations of the Company. In both Hungary and the Czech Republic, advertising in general and television advertising in particular, have consistently grown more rapidly than the rate of inflation. Of greater importance, is the potential impact of currency fluctuations and inflation on the health of the Hungarian, Czech and Slovakian economies. Growth in Hungarian, Czech and Slovakia television advertising is directly impacted by the overall health and growth of their respective economies.

      In the past the Company has funded its operations largely from investor funds. The Company has a plan to make the Hungarian stations profitable over the next three years. Prospects for significant profitability in the Czech Republic and Slovakia are better. Planned expansion elsewhere in Central and Eastern Europe looks favorable. In the medium term, the Company needs to rely on funding from investors to finance its operations and its plans for growth. There is no assurance that investors will continue to fund this business while it experiences losses. Management believes, at least for the next twelve months, that the Company can continue to raise the necessary funds for its business needs

 Results of Operations

      Quarter ended June 30, 1998 compared to quarter ended June 30, 1997

      The Company's revenues decreased by $71,421 or 6% to $1,071,923 in the quarter ended June 30, 1998 from $1,143,344 in the quarter ended June 30, 1997. Revenues from the newly acquired Czech and Slovak stations were $321,191 for a portion of the second quarter. Revenues declined despite the fact that the Company operated four stations versus one station in the prior year. Revenues for the period for the Hungarian stations were reduced by the increased competition in the Hungarian market due to the fall 1997 launch of new stations. Management's focus has been on the launch of the two Hungarian stations' new formats in August through November 1998 period; accordingly, programming and marketing initiatives have been deferred.

      Other operating costs and expenses, including amortization of deferred program costs, increased by $637,930 to $1,447,920 in the quarter ended June 30, 1998 from $809,990 in the quarter ended June 30, 1997. Other operating costs and expenses for the Czech and Slovak stations were $93,027 during the second quarter ended June 30, 1998. This increase reflects the costs associated with running four television stations rather than one and the continuing costs of combining two stations at one location.

      Amortization of the broadcast license costs increased by $337,632 to $444,618 in the quarter ended June 30, 1998 from $106,986 recorded in the prior period. This increase reflects the amortization of both the Sziv and MSAT broadcasting licenses in the current period, while only the MSAT licenses were amortized in the earlier period.

      Selling, general and administrative expenses increased $1,854,472 to $2,942,441 for the quarter ended June 30, 1998 from $1,087,969 in the quarter ended June 30, 1997. Selling, general and administrative expenses for the Czech and Slovak stations were $592,701. A primary element of this expense increase is a result of the build up in staffing as the new management group has embarked upon a major expansion program for the Company in Central and Eastern Europe. This expense also rose because of the costs of acquiring the Czech and Slovak stations. Another reason for this increase in this expense for the Hungarian companies was the operation of two stations in the current period compared to operating one station in the prior quarter ended June 30, 1997.

      Interest and other income decreased to $30,173 in the second quarter from $1,067,046 in the prior year quarter due to a $1,000,000 gain on a satellite service contract cancellation by a supplier recognized in the prior years' quarter ended June 30, 1997.

      Other expense increased to $1,143,600 in the second quarter from $200,000 in the prior year quarter due to an ascribed valuation of a put obligation of the Company owed to its Chairman. Negotiations are underway to reduce this potential expense of the Company.

      Loss on disposal of subsidiary of $476,497 in the second quarter of 1998 resulted from the sale of the Company's animation studio, Studio 2 Kft, to its Chairman for a price below book value.

     Six months ended June 30, 1998 compared to six months ended June 30, 1997

      The Company's revenues increased by $63,842 or 4% to $1,780,701 in the six months ended June 30, 1998 from $1,716,859 in the six months ended June 30, 1997. Revenues for the two newly acquired non-Hungarian stations were $321,191. The increase is attributable to the operation of four stations versus one station in the prior year. Revenues in the six months ended June 30, 1998 for the Hungarian stations declined due to the fall 1997 launch of new stations in the Hungarian market and the resulting increase in competition. In addition, the operations of Sziv TV were relocated to the MSAT location. Management's focus has been on the launch of the two Hungarian stations' new formats in August through November 1998; accordingly, programming and marketing initiatives were deferred.

      Other operating costs and expenses, including amortization of deferred program costs, increased by $1,249,655 to $2,755,350 in the six months ended June 30, 1998 from $1,505,695 in the six months ended June 30, 1997. Other operating costs and expenses for the Czech and Slovakia stations were $93,027 for the six months ended June 30, 1998.This increase reflects the costs associated with running four television stations rather than one and the costs of combining two stations at one location.

      Amortization of the broadcast license costs increased by $674,720 to $889,232 from $214,512 in the six months ended June 30, 1997. This increase reflects the amortization of both the Sziv and MSAT broadcasting licenses in the current period, while only the MSAT licenses were amortized in the earlier period.

      Selling, general and administrative expenses increased $2,198,843 to $4,222,576 for the six months ended June 30, 1998 from $2,023,733 in the six months ended June 30, 1997. Selling, general and administrative expenses for the Czech and Slovak stations were $592,701. A primary element of this expense increase is the build up in staffing as the new management group has embarked upon a major expansion program for the Company in Central and Eastern Europe. This expense also rose because of the costs of acquiring the Czech and Slovak stations and the acquisition of Global Television Networks, Inc. Another reason for this increase in this expense for the Hungarian companies was the operation of two Hungarian stations in the current period compared to operating one station in the prior period.

      Interest and other income decreased to $43,707 in the first six months of 1998 from $1,203,987 in the prior year first six months due to a $1,000,000 gain on a satellite service contract cancellation by a supplier recognized in the prior years' period.

      Other expense increased to $1,143,600 in the first six months of 1998 from $200,000 in the prior year first six months due to an ascribed valuation of a put obligation of the Company owed to its Chairman. Negotiations are underway to reduce this potential expense of the Company.

      Loss on disposal of subsidiary of $476,497 in the first half of 1998 resulted from the sale of the Company's animation studio, Studio 2 Kft, to its Chairman for a price below book value.

Liquidity and Capital Resources

      The Company has historically derived its cash for capital expenditures, working capital and operations primarily from investor financing. The Company expects over the medium term to continue to need investor financing to fund its operations.

      Net cash used in operating activities was $4,685,463 and $1,083,571 for the six months ended June 30,1998 and June 30, 1997, respectively. The current period reflects the operation of two television stations in Hungary (at two locations for a portion of the period) and, for a limited period, stations in the Czech Republic and in Slovakia, while the earlier period reflected the costs of operating one station. In addition, the costs of combining the two stations, the cost of acquiring Global, the Czech and Slovak stations and the changes resulting from a new management group, all increased current operating costs compared to the costs of the prior period.

      Comparing June 30, 1998 balance sheet items with those of December 31,1997, due from related parties increased $1,147,486 to $1,508,532 which reflects the outstanding receivable from Global's former shareholders of $1,150,000 and was a term in the purchase of Global by the Company. This receivable is secured in escrow by 300,000 common shares of the Company's stock and is now due on December 31, 1998. Net property, plant and equipment increased by $1,343,472 to $1,744,650 primarily because of the acquisition of fixed assets from the three acquired television stations. Net broadcast license costs increased to $22,077,491 from $1,057,535 primarily because of the purchase by the Company of Sziv TV's broadcasting licenses in January 1998.

      Accounts payable and accrued expenses increased to $3,133,063 and $2,668,668 as of June 30, 1998 from $676,191 and $945,538 as of December 31,
1997, respectively. This reflected a build up of business expenses as well as additional liabilities associated with the companies acquired during the Company's acquisition activities.

      Due to related parties increased to $1,685,499 on June 30, 1998 from $932,123 on December 31, 1997. This change largely resulted from a repayment of a $250,000 loan to the Company's Chairman of the Board had previously advanced and the recognition of a potential liability, totaling $1,143,600 to the Company of a put option it had granted to the Chairman at the time that the Company purchased Global Television Networks, Inc. This liability resulted from an ascribed valuation of this potential expense due to the decline in the Company's stock.

      Pursuant to the acquisition of Global Television Networks, Inc. in January 1998, the Company issued 3.75 million shares of the Company's Common Stock, 1.25 million of which are held in escrow which will be delivered only upon Global meeting certain performance measures. The Company has excluded these escrowed shares when calculating the number of its issued and outstanding Common Shares. As part of the acquisition of Global, Global secured a five year management agreement with the management and former owners of Sziv Television by issuing and placing in escrow 80,000 unregistered shares of Common Stock.

      In December 1995, three of the Company's officers/founders contributed stock to the Company for no consideration. In 1998, in relation to the purchase of Global Television Networks, Inc. and the resulting change of control of the Company, the Company agreed to reimburse these founders and former officers for a portion of their losses suffered as a result of the failure of Coleman & Company Securities, Inc. ("Coleman") to complete a firm commitment underwriting. The Company has an action against Coleman in the Supreme Court in the State of New York to recover damages from the aborted underwriting, including the damages suffered by the founders. The founders voluntarily cancelled 220,000 of their shares for no compensation to permit the Company to successfully complete its initial public offering with another underwriter at $5 per share. In May and June 1998 the final terms of these negotiations were completed. The Company has agreed to pay Peter E. Klenner, Chairman of the Board of Directors of the Company and formerly Chief Executive Officer, $500,000 for the cancellation of his 100,000 shares. This amount has been credited to Mr. Klenner for his purchase of Studio 2 Kft. by his wholly-owned corporation, M&A Management Kft. See Note 2, "Sale of Subsidiary." The other two former officers/founders, were granted a total of 63,158 unregistered shares representing a stock price of $4.75 on the date of Board approval or an ascribed value of $300,000. In addition, for these two founders, if the Company receives payment from a judgement prior to June 1, 1999 in excess of $300,000, the two founders can put these shares to the company for $300,000 in cash. If no judgement in excess of $300,000 has been collected by the Company prior to June 1, 1999 and the price of the common stock on that day is below $4.75, the Company will issue additional shares to these two founders to allow the market value of the total shares paid to these two individuals to be $300,000 as of that date.

      As part of its aggressive expansion plans, the Company is planning significant increases in capital spending in Hungary, in the Czech Republic, in Slovakia and in other countries where the Company plans to acquire broadcasting licenses. As part of its new specialized programming strategy, the Company plans significant investments in equipment. With the exception of its expansion plans, the Company has only limited capital spending requirements. The Company pays for its programming generally at or near the time of its broadcast.

      In May 1998, the Company issued 12 shares, at nominal value of $500,000 each, of Series B 6% Convertible Redeemable Preferred Stock with $0.001 par value per share ("Series B Preferred"). The Series B Preferred are convertible into shares of the Company's common stock at 85% of the two-day low average (not necessarily consecutive) closing bid price of the common stock for the 15 consecutive trading days prior to the trading day on which a notice of conversion is received by the Company, date of conversion, but with a price no higher that $9.685 per share. Therefore, the lower the market price for the common stock, the greater the number of common shares that the converting holder of Preferred Stock B will be able to receive, and the greater consequent dilution to existing stockholders in the event the shares of Series B Preferred are converted.

      If the average closing price of the Company's common stock is $4.00 or less at time of conversion, the conversion price will be the price on the day prior to the date that the conversion notice is received, without discount. In this event, however, the converters in addition to their common stock will receive three-year warrants for an amount of stock equal to 15% of the stated value of the preferred stock being converted at a price equal to 101% of the Average Closing Price on the date of conversion. Holders of the Series B Preferred are permitted to convert no more than 8.33% of their stock each week.

      If the Company is unable to issue the common stock because of rules limiting the sale of more than 20% of the Company's stock without shareholder approval, the Company will use its best efforts to secure shareholder approval. If the Company cannot issue the required shares, the holders can demand redemption of their securities plus a premium of 20%.

      As part of the issuance of these $6 million of Series B Preferred, the Company has the option of selling an additional $2 million of these securities to the investors 30 and 60 days after an effective registration statement. The Company has agreed to have an effective registration statement available for the holders of the Series B Preferred as of September 5, 1998. The terms of the agreement provide for a penalty of 2% per month of the outstanding amount of Series B Preferred for delay in an effective registration statement. The Company is negotiating with the holders of the Series B Preferred for revised terms on the draw down of up to the remaining $2 million, including an extension of time for the required effective date for the registration statement and a delay in the time when holders are allowed to convert their Series B Preferred into common shares. It is not known as to what the new terms might be or when (or if) a new agreement will be completed.

      As of June 30, 1998, promissory notes totaling $1,020,000 and accrued interest were due. The company offered these note holders shares of unregistered common stock in the Company as payment in full for the notes including accrued interest. The value of the common stock offered was $2.5813 per share which represented a discount of 30% from the market value of the common stock on June 30, 1998 of $3.6875 per share. Note holders representing $700,000 or 69% of the outstanding debt have accepted in writing this offer. Additional note holders representing $320,000 or 31% have either not responded to the offer or are in negotiation with the company to find a way to settle this obligation. EuroWeb International, a related party, holds $400,000 principal amount of these notes and has agreed to convert its holdings into common stock. The Company had previously loaned EuroWeb $350,000 at 6% interest with a maturity date of June 30, 1998. Prior to redeeming EuroWeb's note, the two loans and their accrued interest will be offset.

      The Company will need additional financing to fund its operations for the next twelve months. The Company is reviewing various funding options and believes that it will secure sufficient financial resources for its requirements for the next year.


Foreign Currency

      The Company's broadcasting operations in Hungary incur both revenues and operating expenses in Hungarian forints. Broadcasting operations in the Czech Republic and in Slovakia incur revenues and expenses in Czech korunas and Slovak korunas, respectively. A portion of the Company's expenses, primarily programming, is denominated mostly in United States dollars. Assets and liability accounts are translated from Hungarian forints, Czech korunas and Slovak korunas into United States dollars at period-end exchange rate; income and expense accounts are translated at the average exchange rate for the period. The resulting translation adjustments are reflected in a separate component of stockholders' equity. Currency translation adjustments relating to transactions of the Company and its subsidiaries in currencies other than the functional currency of the entity involved are reflected in the operating results of the Company.

      The Company does not hedge against foreign currency exchange risks.

Year 2000 Issue

      The "Year 2000 Issue" consists of computer programs and embedded technology in equipment defining years using the last two digits rather than all four digits of the applicable year and could result in the complete or partial failure of computer applications and equipment and embedded technology by or at the start of year 2000. The Company has established a Year 2000 compliance plan and timetable directed by its Chief Financial Officer. The Company is reviewing its systems and equipment and is inquiring of its major suppliers to identify problem areas or potential problem areas. Prior to the end of 1998, the Company expects to complete its review of systems and equipment as well as the readiness of its suppliers, estimate compliance costs and initiate a compliance plan and prepare contingency plans in the event that full compliance is not attainable. The Company's broadcast operations are dependent upon computers and equipment with embedded computer technology as well as the continuity of operations of its suppliers. Any widespread failure would have a material adverse impact on the Company's results of operations.

Forward-looking Statements

      The statements contained in "Introduction" and in "Liquidity and Capital Resources" regarding the Company's plans for the future development and operation of its business are forward-looking statements that involve risk and uncertainties. While management believes that the assumptions underlying these statements are reasonable, actual results could differ materially. Among the factors that could cause actual results to differ materially are: an inability to raise sufficient capital to implement the Company's business plan; the inability to penetrate other markets; foreign currency fluctuations; the effect of economic conditions; the introduction of new technologies and competition; and other factors listed in the Company's Annual Report on Form 10-K and other Company filings with the Securities and Exchange Commission. Important factors with respect to completion of the Company's Year 2000 compliance plan include the outcome of the Company's systems and equipment review and the extent to which Company and third party systems are found to be out of compliance.

                           Part II. Other Information


     Item 1. Legal Proceedings

     None.

     Item 2. Changes in Securities

      The Company has issued 12 shares of its Series B Convertible Preferred Stock to three institutional investors pursuant to Section 4(2) under the Securities Act. See Note 4 of the Notes to Unaudited Financial Statements and Management's Discussion and Analysis -- Liquidity and Capital Resources.

     Item 3. Defaults upon Senior Securities

     None.

     Item 4. Submission of Matters to a Vote of Security Holders

     None.

     Item 5. Other Information

     None.

 Item 6.  Exhibits and Reports on Form 8-K

      A.  Exhibits  (numbers below are references to Regulation S-B)
(3)      (a)      Certificate of Amendment to Certificate of Incorporation filed June 28, 1996(1)
         (b)      Certificate of Incorporation filed September 14, 1994(1)
         (c)      Proposed Corrected Certificate of Designation Relating to the Series A Convertible Preferred Stock (1)
         (d)      By-laws(1)
         (e)      Certificate of Designations for Series B Preferred Stock
(4)      (a)      Form of Warrant Agreement(4)
         (b)      Amendment to Warrant Agreement, including Form of Common Stock Purchase Warrant Certificate(l)
         (c)      Form of Series A Preferred Stock Certificate(l)
         (d)      Form of Underwriter's Unit Warrant(l)
         (e)      Form of Unit Certificate(1)
(10)     (a)      Employment agreement between Registrant and Peter E. Klenner(3)
         (b)      Employment agreement between Registrant and Imre M. Kovats(3)
         (c)      Financial Consultant agreement between Registrant and Robert Genova(3)
         (d)      1994 Incentive Stock Option Plan(3)
         (e)      Sharing agreement for space and facilities between Registrant and Hungarian Telephone & Cable Corp. (3)
         (f)      Agreement to Purchase Shares in DNTV (3)
         (g)      Agreement to purchase shares in VI-DOK (3)
         (h)      Letter of intent with Kable Com(3)
         (i)      Offer from OKK Kft to Registrant to rent satellite space to Company(3)
         (j)      Agreement with Land Studios Kft.(3)
         (k)      Lease agreement with HAKON Ltd. for space at Szamado, Budapest(3)
         (l)      Form of 6% Bridge Note(3)
         (m)      License to broadcast on A3(3)
         (n)      Consulting Agreement with J.W. Barclay & Co., Inc., dated December,  1996(1)
         (o)      Amendment to Mergers and Acquisitions Agreement with J.W. Barclay & Co., Inc.(l)
         (p)      Contracts for purchase of programming between Power TV Ltd. and Registrant dated February 28 and July 29, 1996(5)
         (q)      Agreement between Nethold Central Europe BV and Registrant dated July 5,1996(5)
         (r)      Management consulting agreement between Registrant and Justine Bodle dated June 15, 1996(5)
         (s)      Agreement between Registrant and Banknet dated June 26, 1996(5)
         (t)      Rental lease between Registrant and Investor Holding RT dated June 25.1996(5)
         (u)      Agreement between the Company and Orion Atlantic, L.P., dated July 31, 1996(1)
         (v)      Settlement Agreement with Nethold Development BV, dated May 22, 1997 (1)
         (w)      Antenna Hungaria Contract, dated May 30, 1997 (1)
         (x)      Agreement dated December 17, 1997 between the Offer Assis and Peter E. Klenner (7)
         (y)      Loan Agreement between Offer Assis and Shafrir Family Trust (7)
         (z)      Reorganization Agreement among HBC, Global Television Networks, Inc. and Offer Assis, Shai Bar-Lavi, Shlomo Kot
                  and Frederick E. Smithline individually (7)
         (aa)     Transfer and Distribution Agreement, dated as of November 18, 1997, between the Registrant and Hungarian Satellite
                  Corporation (7)
         (bb)     Licensing Agreement with Nickelodeon (2)
         (cc)     Agreement with Galaxie TV Network (8)
         (dd)     Agreement with MAC TV (2)

___________________

(1)      Previously filed.
(2)      Filed herewith.
(3)      Incorporated by reference to corresponding exhibit in the Company's Registration Statement on Form SB-2
         (SEC file No.33-96674).
(4)      Incorporated by reference to corresponding exhibit in the Company's Registration Statement on Form SB-2
         (SEC file No.33-80177).
(5)      Incorporated by reference to the corresponding exhibit in the Company's report on form 10K for the year ended
         December 31, 1996.
(6)      Incorporated by reference to the Company's report on Form 8-K dated April 11, 1996.
(7)      Incorporated by reference to the Company's report on Form 8-K dated January 5, 1998
(8)      Incorporated by reference to the corresponding exhibit in the Company's report on form 10QSB for the quarter ended
         March 31, 1996

         B. The following reports on Form 8-K have been filed during the quarter ended June 30, 1998:
            Form 8-K Amendment dated June 3, 1998 to Form 8-K dated January 5, 1998.

                                    SIGNATURE


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of New York, State of New York, on the 25th day of August, 1998.




                            HUNGARIAN BROADCASTING CORP.



                            By   /s/ James H. Season
                            ----------------------------
                            James H. Season
                            Chief Financial Officer and Treasurer