Form 10QSB
period 1998-09-30
HUNGARIAN BROADCASTING CORP
filed 1998-11-23
CIK 932554

Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-QSB

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


     For the Quarter Ended                         Commission File Number
      September 30, 1998                                   0-26808


                          HUNGARIAN BROADCASTING CORP.
             (Exact name of Registrant as specified in its charter)

           Delaware                                13-3787223
           --------                                ----------
(State or other jurisdiction of                   (I.RS Employer
Incorporation or organization)                   Identification No.)


                   1123 Broadway Suite 902, New York, NY 10010
                   -------------------------------------------
                    (Address of principal executive offices)

                                 (212) 627-5522
                                 --------------
              (Registrant's telephone number, including area code)


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 12(g) or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes X   No
                                      ---    ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest possible date:

    Common Stock, $.001 par value                  10,198,466 Shares*
    -----------------------------                  ------------------
             (Class)                        (Outstanding at October 22, 1998)


-------------------------
* Excludes 1,330,000 shares of Common Stock held in escrows and 27,000 shares of Common Stock in Treasury.

                          HUNGARIAN BROADCASTING CORP.

                                      INDEX

                                                                                               Page
                                                                                               ----
Part I.  Financial Information
     Consolidated  balance sheets as of  September 30, 1998 (unaudited)
        and December 31, 1997                                                                     3

     Consolidated statements of operations for three months ended September 30,
        1998 (unaudited) and 1997 (unaudited) and the nine
        months ended September 30, 1998 (unaudited) and 1997 (unaudited)                          4

     Consolidated statements of cash flows for the nine months ended
        September 30, 1998 (unaudited) and 1997 (unaudited)                                       5

     Notes to consolidated financial statements (unaudited)                                    6-14

     Management's discussion and analysis of financial condition
        and results of operations                                                             15-24


Part II.  Other Information                                                                   25-27


Signature                                                                                        27

                          Part I. Financial Information

                          HUNGARIAN BROADCASTING CORP.

                           CONSOLIDATED BALANCE SHEETS
                               (Expressed in US$)

A S S E T S                                                                                     September 30,  December 31,
                                                                                                    1998           1997
                                                                                               ------------    ------------
                                                                                                 (unaudited)
Current Assets:
      Cash and cash equivalents                                                                $    194,182    $    406,733
      Accounts receivable, net of allowance of $251,722 and $ 43,237                                634,104         469,163
      VAT receivable                                                                                212,746            --
      Program rights costs, net of accumulated amortization of $611,305 and $ 0                     739,333         687,614
      Prepaid expenses and other current assets                                                   1,463,943         177,026
      Due from related parties                                                                    1,531,476         361,046
                                                                                               ------------    ------------

Total current assets                                                                              4,775,784       2,101,582
                                                                                               ------------    ------------

Property, plant and equipment, net of accumulated depreciation of
   $1,021,483 and $ 112,939                                                                       1,844,250         401,178
Production costs                                                                                       --           432,886
Copyrights                                                                                             --           401,434
Broadcast license costs, net of accumulated amortization of
   $2,561,370 and $ 1,092,979                                                                    21,498,336       1,057,535
Deferred financing and other intangibles, net of accumulated
   amortization of  $31,467 and $ 1,130                                                              68,860           7,683
Other                                                                                                  --           251,605
                                                                                               ------------    ------------

Total assets                                                                                   $ 28,187,230    $  4,653,903
                                                                                               ============    ============

L I A B I L I T I E S  A N D  S T O C K H O L D E R S'  E Q U I T Y

Current liabilities:
      Current portion of notes payable                                                         $  2,112,590    $  1,027,306
      Accounts payable                                                                            3,610,579         676,191
      Accrued expenses                                                                            2,006,234         945,538
      VAT Payable                                                                                      --            97,185
      Due to related parties                                                                        479,415         932,123
      Other                                                                                       2,571,723         247,394
                                                                                               ------------    ------------
Total current liabilities                                                                        10,780,541       3,925,737
                                                                                               ------------    ------------

Commitments and contingencies (Note 8)
Minority interest                                                                                   655,207            --
Stockholders' equity
      Preferred stock, $.001 par value - shares authorized 5,000,000; Series A issued and outstanding 23,630 and 38,530; aggregate liquidation preference $236,300; and Series B - issued and outstanding 8.05 and 0,
         aggregate liquidation preference $6,000,000                                                     25              39
      Common stock, $.001 par value--shares authorized 15,000,000; issued
         and outstanding 8,840,000 and 3,929,281                                                      8,840           3,930
      Additional paid-in capital                                                                 40,824,272      11,693,680
      Accumulated deficit                                                                       (24,180,295)    (11,105,715)
      Accumulated other comprehensive income                                                         98,640         136,232
                                                                                               ------------    ------------

Total stockholders' equity                                                                       16,751,481         728,166
                                                                                               ------------    ------------

Total liabilities and stockholders' equity                                                     $ 28,187,230    $  4,653,903
                                                                                               ============    ============

The accompanying notes are an integral part of these consolidated financial statements.

                          Part I. Financial Information

                          HUNGARIAN BROADCASTING CORP.



                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (Expressed in US$, except share amounts)

                                                Three Months Ended                  Nine Months Ended
                                          Sept. 30, 1998 Sept. 30, 1997       Sept. 30, 1998  Sept. 30, 1997
                                           -----------    -----------          ------------    -----------
                                           (unaudited)    (unaudited)          (unaudited)     (unaudited)
Net revenues                               $ 1,115,790    $   679,645          $  2,896,491    $ 2,396,504

Expenses
      Other operating costs and expenses    (1,356,991)      (478,484)           (3,751,184)    (1,613,179)
      Amortization of deferred
         program costs                        (193,600)      (285,500)             (554,757)      (856,500)
      Amortization of broadcast license
         costs                                (579,155)      (102,772)           (1,468,387)      (317,284)
      Selling, general and
         administrative expenses            (3,100,734)      (662,054)           (7,323,310)    (2,685,787)
                                           -----------    -----------          ------------    -----------

Total operating costs                       (5,230,480)    (1,528,810)          (13,097,638)    (5,472,750)
                                           -----------    -----------          ------------    -----------

Operating loss                              (4,114,690)      (849,165)          (10,201,147)    (3,076,246)

Interest and other income                      100,590         63,209               144,297      1,267,196
Other expense                                     --             --              (1,143,600)          --
Interest expense                              (153,393)        (9,599)             (494,916)      (128,059)
Foreign currency exchange rate loss             (6,258)        37,404               (70,452)        41,530
Loss on disposal of subsidiary                    --             --                (476,497)          --
                                           -----------    -----------          ------------    -----------

Net loss before minority interest          $(4,173,751)   $  (758,151)         $(12,242,315)   $(1,895,579)
Minority interest                              114,523           --                 226,735           --
                                           -----------    -----------          ------------    -----------

Net loss                                   $(4,059,228)   $  (758,151)         $(12,015,580)   $(1,895,579)

Other comprehensive income:                $    (5,344)   $  (181,824)         $    (37,592)   $    (8,243)
Foreign currency translation movement
Beneficial conversion feature of
   preferred shares                        $  (556,000)         --             $ (1,059,000)          --
Comprehensive (loss) income                $(4,620,572)  $   (939,975)         $(13,112,172)   $(1,903,822)

Basic loss per share:
Net (loss)income per share                 $     (0.58)   $     (0.28)         $      (1.79)   $     (0.72)

Weighted average number of
   common shares outstanding               $ 6,988,351      2,738,546          $  6,700,446      2,640,651

The accompanying notes are an integral part of these consolidated financial statements.

                          Part I. Financial Information

                          HUNGARIAN BROADCASTING CORP.




                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (expressed in US$)

                                                                            Nine Months Ended     Nine Months Ended
                                                                                 September 30,      September 30,
                                                                                    1998               1997
                                                                                 ------------      -----------
                                                                                 (unaudited)       (unaudited)
Cash flows from operating activities:
      Net loss                                                                   $(12,015,580)     $(1,895,579)
          Adjustments to reconcile net loss to net cash used in operating activities:
              Amortization of intangibles                                           2,284,769        1,255,830
              Provision for doubtful accounts                                         207,401           (5,454)
              Depreciation                                                            385,343           68,324
              Foreign exchange gain                                                   (43,269)         (23,918)
              Minority interest                                                      (226,735)         (14,791)
              Gain on sale of fixed assets                                            (10,473)         (16,600)
              Loss on sale of subsidiary                                              476,497
              Issuance of equity instruments for services                             301,283               --

Changes in operating assets and liabilities, net of business acquired:

              (Increase) decrease  in accounts receivable                             261,143           50,655
              (Increase) decrease  in other receivables                              (206,434)        (231,289)
              (Increase) decrease in VAT receivable                                  (146,718)              --
              (Increase) decrease in prepaid expenses and other current assets       (205,105)        (127,983)
              (Increase) decrease in other assets                                          --           89,680
              Increase  (decrease) in accounts payable                              1,012,670          (93,214)
              Increase  (decrease) in accrued expenses                               (271,816)           2,888
              Increase  in provision for contract cancellation                             --               --
              Increase  (decrease) in other liabilities                             1,978,387          228,279
              (Increase) decrease  in production costs and copyrights                 (66,535)              --
                                                                                 ------------      -----------

Net cash provided  by  (used in)  operating activities                             (6,285,172)        (713,172)
                                                                                 ------------      -----------

Cash flows from investing activities:
          Purchase of fixed assets, net of disposals                                 (564,265)         (43,782)
          Proceeds from sale of fixed assets                                           10,211               --
          Purchase of program and film rights                                        (284,843)              --
          Purchase of investments                                                          --         (200,000)
          Acquisition of business, net of cash acquired                            (1,113,844)        (241,630)
                                                                                 ------------      -----------

Net cash used in investing activities                                              (1,952,741)        (485,412)
                                                                                 ------------      -----------

Cash flows from financing activities:
      Decrease in advances from related parties                                      (630,048)      (1,178,326)
      Proceeds from the issuance  of common stock                                          --
      Proceeds from the issuance of  preferred stock                                6,000,000        4,265,000
      Proceeds from issuance of notes  payable                                        368,000
      Payments for  offering costs                                                   (437,030)        (974,881)
      Payment of notes payable                                                        (77,783)        (880,000)
      Capital contributions from shareholders                                       1,600,000               --
      Exercise of warrants and options                                              1,203,800               --
                                                                                 ------------      -----------

Net cash provided by financing activities                                           8,026,939        1,231,793
Effect of exchange rate changes on cash and cash equivalents                           (1,577)         (77,760)
Net change in cash and cash equivalents                                              (212,551)         (44,551)
Cash and cash equivalents at beginning of period                                      406,733          375,823
                                                                                 ------------      -----------
Cash and cash equivalents at end of period                                       $    194,182      $   331,272
                                                                                 ============      ===========

The accompanying notes are an integral part of these consolidated financial statements.

                   Notes to Consolidated Financial Statements
                                   (unaudited)


1.    Organization and Business

Hungarian Broadcasting Corp. ("HBCO"). a Delaware corporation, was formed in September 1994. HBCO, together with its subsidiaries (HBCO and its subsidiaries are collectively referred to as the "Company"), invests in, develops and operates national satellite-to-cable and regional terrestrial, commercial television stations in Central Europe.

In Hungary, the Company operates two television stations, MSAT and Sziv TV, operating in Budapest and distributing their signals there by MMDS (Microwave Multiple Distribution System) and by transmission to satellite-to-cable systems throughout Hungary. The Company has a 99% profit interest and a 74% ownership interest in Hungarian Broadcasting Corporation Televizios Reszvenytarsasag ("HBC Rt"), a Hungarian corporation, which holds the broadcasting licenses for MSAT. In addition, the Company has a 99% profit interest and a 24% ownership interest in Sziv TV Rt ("Sziv TV"), a Hungarian corporation, which holds the broadcasting licenses for Sziv TV.

The Company has established Global Productions as a division of HBC Rt. This division is a supplier of film production services for movies, commercials and television.

In the Czech Republic, the Company owns a 76.5% profit interest and a 46.2% ownership interest (with an option to increase the ownership interest to 70.4% for a payment of one dollar) in RTV Gemma, s.r.o. ("Gemma"), a Czech corporation that holds the broadcasting licenses for Galaxie TV. Galaxie TV broadcasts terrestrially from Hradec Kralove in the central region of the country and broadcasts by satellite to cable companies throughout the Czech Republic.

In Slovakia, the Company owns a 76.5% profit interest and a 46.2% ownership interest (with an option to increase the ownership interest to 70.4% for a payment of one dollar) in M.A.C. TV, Ltd. ("MAC"), a Slovak corporation that holds the broadcasting license for TV NASA. TV NASA broadcasts terrestrially from Kosice in the eastern region of the country and plans to launch satellite-to-cable broadcasting throughout Slovakia over the next few months. MAC also owns 66% of Nasa TV, Ltd. (34% owned by the municipality of Kosice) which in turn owns a production business and certain related real estate.

Included in the ownership and profit interests above is MAC's 5% ownership in Gemma (receiving 2% of the profits) and Gemma's 5% ownership in MAC (receiving 2% of the profits).

The Company also has long term agreements to distribute adult films to a direct-to-home television network in Russia and to cable companies in Vienna and Amsterdam. This film redistribution business and its related contracts is planned to be transferred to a newly formed corporation ("NEWCO") shares of which will be distributed as a dividend to common stock shareholders of record of the Company as of August 31, 1998. The shares of the ("NEWCO") have not been issued yet. See Footnote 10. Dividend of Adult Distribution Assets to Shareholders

Two directors resigned, Mark Graff on July 23, 1998 and Haim Sion on October 21, 1998. Peter E. Klenner, former Chairman of the Board resigned as the Chairman of the Board and as a Director on September 1, 1998.

                   Notes to Consolidated Financial Statements
                                   (unaudited)


2.    Accounting Standards Issued and Not Yet Effective

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

SFAS No. 132, "Employers' Disclosure about Pensions and Other Post-retirement Benefits" is effective for fiscal years beginning after December 15, 1997. The Statement significantly changes current financial statement disclosure requirements from those that were previously required. The Company does not sponsor any pension or post-retirement benefits plan.

SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" is effective for fiscal years beginning after June 15, 1999. This Statement establishes a new model for accounting for derivatives and hedging activities and supersedes and amends a number of existing standards. The Company has not yet determined the impact of implementation of this Statement.

3.    Preferred Stock

In September 1996, February 1997 and March 1997, the Company sold a total of 526,500 shares of Series A Convertible Cumulative Redeemable Preferred Stock ("Series A Preferred"). As of September 30, 1998 502,870 shares of Series A Preferred had been converted into common stock, leaving a balance of 23,630 shares of Series A Preferred outstanding.

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

If the average closing price of the Company's common stock is $4.00 or less at the time of conversion, the conversion price will be the price on the day prior to the date that the conversion notice is received, without discount. In this event, however, the converting shareholders, in addition to their common stock, will receive three-year warrants for an amount of common stock equal to 15% of the nominal value of the preferred stock being converted at a price equal to 101% of the

                   Notes to Consolidated Financial Statements
                                   (unaudited)


Average Closing Price on the date of conversion. Holders of the Series B Preferred are permitted to convert no more than 8.33% of their stock each week.

If the Company is unable to issue the common stock because of Nasdaq Stock Market rules limiting the sale of more than 20% of the Company's stock without shareholder approval, the Company will use its best efforts to secure shareholder approval. If the Company cannot issue the required shares, the holders can demand redemption of their securities plus a premium of 20%.

As part of the issuance of these $6 million of Series B Preferred, the Company had the option of selling an additional $2 million of these securities to the investors 30 and 60 days after an effective registration statement. As of September 5, 1998 the Company had not completed an effective registration statement. The terms of the agreement provide for a penalty of 2% per month of the outstanding amount of Series B Preferred in relation to a delay in obtaining an effective registration statement. As of September 30, 1998 $67,000 were accrued. However, as noted below the Company is in the process of negotiating revised terms of the Preferred Shares Offering with the holders and does not anticipate that this penalty will ultimately be paid.

The holders of Series Preferred B converted certain of these shares into common stock in September 1998. The total number of shares issued to the Holders of Series Preferred B was 1,925,136 through September 30, 1998. On September 8, 1998 188,339 shares of common stock were issued by conversion of 0.45 Preferred Stock B, on September 18, 1998 297,223 shares of common stock were issued by conversion of 0.6 Preferred Stock B and on September 29, 1998 1,439,574 shares of common stock were issued by conversion of 2.9 Preferred Stock B.

The shares issued on September 29, 1998 have not been delivered to the relevant holders as the Company believes this issue breaches the terms of the Preferred Shares agreement as more than 8.33% shares were converted in the week in question. The Company is currently in negotiations with the current holders of Series B Preferred Stock and relevant shares issued on September 29, 1998 but not yet delivered, to revise the terms of the original offering. The Company is confident that a mutually acceptable solution will be arrived at. It is not known what revised terms might ultimately be negotiated and as to when or if such an agreement will be reached.

4.    Common Stock

On July 30, 1998 per the Company's Board resolution dated June 23, 1998 the Company agreed to grant James H. Season, the CFO of the Company 30,000 unregistered common shares as compensation, having an ascribed value of $105,000, as at that day's market rate, 3.50.


On July 30, 1998 per the Company's Board resolution dated June 23, 1998 agreed to grant Tibro, a related company, whose representative is Sasha Klein, Chief Operational Manager of the Company, 25,000 unregistered common shares as compensation, having an ascribed value of $87,500, as at that day's market rate, 3.50.

                   Notes to Consolidated Financial Statements
                                   (unaudited)


On August 7, 1998 the Company agreed to grant Ron Midili, the Company's program consultant 10,000 unregistered common shares as compensation, having an ascribed value of $22,500, as at that day's market rate, 2.25

On August 7, 1998 8,000 unregistered common stock were given to Jesup & Lamont Securities Corporation as commission in connection with the Offering of convertible preferred shares, to be freely tradable upon the establishment of an effective registration statement.

The Company's legal consultant firm based in Hungary, Lendvai and Nyiri's Attorney Office was granted 20,000 unregistered common shares on August 13, 1998, having an ascribed value of $40,626, as at that day's market value rate, 2.0313, in compensation for services rendered.

During the third quarter of 1998, a total of 2,018,136 shares of common stock were issued in respect of conversion of Series B Preferred Stock and pursuant to the consulting compensations and other fees referred to above. 1,439,574 shares have not yet been delivered until the issue discussed above is resolved.

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

The Company had an action against Coleman in the Supreme Court of the State of New York to recover damages from the aborted underwriting, including the damages suffered by the founders, which was settled on August 7, 1998. Coleman & Company Securities Inc. and HBCO Corp. agreed to settle the case with an amount of $ 300,000. Of this amount, $ 150,000 was to be paid on or before August 31, 1998 and $ 150,000 is to be paid in cash on or before December 31, 1998. The Company decided to accept this settlement based on the advice of legal counsel. Although settlement was reached, no payment had been received by September 30, 1998 and thus no income was recorded. The Company received $64,000 from Coleman in October 1998 .

The founders voluntarily cancelled 220,000 of their shares for no compensation to permit the Company to successfully complete its initial public offering with another underwriter at $5 per share. In May and June 1998, the final terms of negotiations with the founders were completed. The Company has agreed to pay Peter E. Klenner, former Chairman of the Board of Directors of the Company and formerly Chief Executive Officer, $ 500,000 for the cancellation of his 100,000 shares. This amount has been credited to Mr. Klenner for his purchase of Studio 2 Kft by his wholly-owned corporation, M&A Management Kft. The other two former officers/founders, were granted a total of 63,158 unregistered shares representing a stock price of $4.75 on the date of Board approval for a value of $300,000. In addition, for these two founders, if the Company receives payment from a judgement prior to June 1, 1999 in excess of $300,000, the two founders can put these shares to the company for $300,000 in cash. If no judgement in excess of $300,000 has been collected by the Company prior to June 1, 1999 and the price of the common stock on that day is

                   Notes to Consolidated Financial Statements
                                   (unaudited)


below $4.75, the Company will issue additional shares to these two founders to allow the market value of the total shares paid to these two individuals to be $300,000 as of that date.

6.    Financial Information

Financial data as of December 31, 1997 was derived from the audited consolidated financial statements of the Company and should be read in conjunction with those consolidated financial statements and related notes. In the opinion of management, the accompanying unaudited consolidated financial statements of the Company include all adjustments necessary to present fairly its financial position as of September 30, 1998, and operating results and cash flows for the nine months then ended. For additional information, see the notes to the Company's audited consolidated financial statements for the year ended December 31, 1997 which are included in the Company's Annual Report filed on Form 10-KSB with the Securities and Exchange Commission.

The Company has filed an initial SB/2 registration statement on June 9, 1998, subsequent to the issue of securities referred to in Note 3 above. This registration statement is undergoing the review and clearance process with the SEC. If, as a result of this review, the Company decides that either preferable or corrective changes in accounting policies are warranted, it may amend its filings.

The Company agreed to obtain a third party independent valuation of the Company's Sziv TV broadcasting License in respond to a NASDAQ inquiry, and the company has agreed to incorporate such valuation on its Balance Sheet. If the third party valuation is less than 5,000,000 dollars or if NASDAQ does not accept such third party valuation and the company does not take other steps available to it to meet listing criteria, there is a risk that NASDAQ might question whether or not the company continues to meet the criteria to retain its listing. Management believe that this issue will be resolved favorably.

7.    Related Party Transactions

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

As part of the acquisition of Global, the shareholders of Global agreed to infuse $1,750,000 of additional cash into Global in the form of a capital contribution. As of September 30, 1998, $600,000 has been received and subsequent to September 30, 1998 Offer Assis repaid the amount of $1,150,000 which is included in due from related parties as at September 30, 1998.

In a transaction related to the acquisition of Global Television Networks, Inc. ("Global"), Global agreed to allow Peter Klenner, to put 300,000 common shares that he owned in the Company at a price of $7.50 per share on or after December 31, 1998 if Global was acquired by the Company. Upon the acquisition of Global by the Company, the Company assumed this put obligation. Since the time of the acquisition, the Company's stock has declined in value. Accordingly, the Company recognized in the second quarter other expenses of $1,143,600 to reflect the potential liability of the Company due to this put obligation based on the price of the Company's stock as of June 30, 1998. In discussions between Mr. Klenner and the Chief Executive Officer of the Company, Mr. Klenner has agreed not to put these shares to the Company unless it can reasonably afford to make the

                   Notes to Consolidated Financial Statements
                                   (unaudited)


payment. Additional negotiations are taking place with Mr. Klenner to reduce the potential liability of this obligation.

The Company received a 21-day loan in the principle amount $ 300,000 from 8670 Property Partners, a related party, with annual interest at maturity at a rate equal to 2 percent in excess of LIBOR, secured by the Company's interest. The Company used $368,000 credit facility in September 1998 from 8670 Property Partners. Subsequent to the period end the loan, plus the interest, was repaid to 8670 Property Partners.


8.    Commitments and Contingencies

Programming Contract

In April 1998, the Company contracted with Nickelodeon International, a wholly-owned subsidiary of Viacom International, Inc., for a minimum of 12 hours per day of Nickelodeon programming in Hungary and for marketing services for a minimum of five years. The Company received certain rights to secure additional programming for the Czech Republic, Slovakia, Romania and Bulgaria. For a three year period, Nickelodeon purchased an option to buy up to 50% of the Company's Nickelodeon activities.

MTV Networks Europe ("MTVNE") and HBCO Corp. signed an agreement starting service by August 20, 1998. MTVNE carries on the business of producing a twenty four hour a day music television service known as MTV: Music Television ("MTV") and distributing and / or licensing others to broadcast such services and/or the programming contained therein. HBCO Corp through its affiliated companies, carries on the business of providing television services to viewers to cable and MMDS networks in Hungary, and terrestrial broadcast network in the Czech Republic and Slovakia and wishes to license part of the MTV programming and broadcast a local language version of it under the "MTV" brand name. The term of the contract year is one year commencing August 20, 1998 and any subsequent period as agreed between the parties. MTVNE grants HBCO a non-exclusive license during the Term to include within and broadcast as part of the Licensed Channels, one hour only of the Programming each day between the hours 15:00-21:00 every day of the week. The one hour of Programming broadcast on the Licensed Channels shall be branded on-screen "MTV", and shall be known as the "MTV Magazine".

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

                   Notes to Consolidated Financial Statements
                                   (unaudited)


Rental and Lease Agreements

By the end of September HBC TV Rt, the Company's Hungarian affiliate, which previously leased the entire 14-unit building B located at Kelenhegyi ut 43 in Budapest from Hafisa Kft, returned eight of the units rented in the building, which were previously used for Company offices; marketing, finance, and administration, plus overnight accommodation; five of the remaining units are used by expatriate employees or expatriate consultants who spend all or nearly all of their time on the Company's business, and one unit for Global Production division. The agreement between HBC TV Rt and Hafisa Kft was terminated. HBC now pays, on a monthly basis, approximately $10,000 to Euroweb. The Company believes that the rental charges are no higher than the costs for comparable facilities.

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

1.    Other Comprehensive Income

On January 1, 1998, the Company adopted Statement of Financial Accounting Standard No. 130, "Reporting Comprehensive Income." This Statement establishes standards for reporting and displaying comprehensive income and its components in a full set of general purpose financial statements. The following table sets forth the components of comprehensive income for the periods indicated:

                                                      Items
                                                    ---------

Balance at January 1,1997                           $ 126,215
1997 foreign currency movement                         10,017
                                                    ---------

Balance at December 31, 1997                        $ 136,232
Current period foreign currency movement              (37,592)
Beneficial conversion feature of preferred shares  (1,059,000)
                                                    ---------

Balance at September 30, 1998                       $(960,360)
                                                    =========

                   Notes to Consolidated Financial Statements
                                   (unaudited)


10.   Dividend of Adult Distribution Assets to Shareholders

In June 1998, the Board of Directors voted to distribute its adult programming assets to stockholders of the Company. The holder of each share of the Company will receive one share in the newly formed corporation ("NEWCO") for shareholders of record on August 31, 1998. The fair market value of the dividend is insignificant as the distributed assets have no book value, modest sales and no current profitability. The assets being distributed are 100% of the stock of MERSA Holding B.V. Bare Necessities NV, RPPV Services, Ltd., APPV Services, Ltd. C.D.I. Productions Corp. and Chatline Corp. NV. C.D.I. Productions Corp. and Chatline Corp. NV are currently inactive. The President of NEWCO will be Offer Assis, the President of the Company. The assets of NEWCO currently are generating approximately $10,000 per month of revenue with approximately breakeven profitability. Mr. Assis has had preliminary negotiations with Ami Shafrir, a former director of the Company. Mr. Shafrir owns a number of Los Angeles based adult Internet businesses including Net Options, Inc. ("Shafrir Businesses"). It is Messrs. Assis' and Shafrir's intentions to negotiate the combination of NEWCO and Shafrir Businesses shortly after the spin off of NEWCO. The parties expect that NEWCO shareholders will hold a substantial minority ownership position which may be as high as 50% in the merged company. In 1997, Shafrir Businesses had sales of approximately $1.0 million with unaudited pre tax income of about $0.15 million. An associate of Mr. Shafrir is expected to be elected Chief Executive Officer of the merged company.

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

The Board is still in the process of retaining a qualified appraiser to opine on the fairness of these proposed adjustments. The shares have not been issued yet.

11.   Subsequent Events

EuroWeb International, an unrelated party, holds $400,000 principal amount of notes and has agreed to convert its holdings into common stock. The Company had previously loaned EuroWeb $350,000 at 6% interest with a maturity date of June 30, 1998. Prior to redeeming EuroWeb's note, the two loans and their accrued interest were offset. Euroweb was willing and agreed to take the difference of $177.418 in the common stock of HBC, valued based on 30 % below the closing price of $3.6875 on June 30, 1998. The shares were issued in mid-November 1998.

Subsequent of September 30, 1998 the Company has received $350,000 credit facility from Change Consolidated BV, starting from October 2, 1998.

                   Notes to Consolidated Financial Statements
                                   (unaudited)


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

Video International Media Services set up an office based in Hungary, exclusively for advertising for the two channels.

Video International Media Services started to operate as an exclusive advertising sales house in Budapest for the two television stations, MSAT and SZIV TV as of September 7, 1998.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

The Company is a satellite-to-cable television broadcaster in Hungary. The Company's two stations, MSAT and Sziv TV distribute to approximately 1.5 million and 1.3 million television households, respectively, or about 39% and 35% of all television households in the country. In May 1998, the Company acquired 46.2% ownership and 76.5% profit interest of Galaxie TV in the Czech Republic and 46.2% ownership and 76.5% profit interest in TV MAC, a Slovak corporation that holds the broadcast license for TV NASA. Galaxie TV has an audience reach of approximately 1.0 million television households. TV NASA has a terrestrial reach of about 0.2 million television households and plans to begin broadcasting by satellite this fall to cable households in Slovakia and increase the station's reach to about 0.8 million television households.

The Company's strategy is to continue to expand its broadcasting reach, improve and specialize its programming and aggressively pursue additional advertising. The Company has contracted with Nickelodeon, a unit of Viacom, Inc., to provide 12 hours per day of children's programming on one of its Hungarian channels. It is expected that other, similar programming commitments will be made with Nickelodeon or others in the Czech Republic and in Slovakia. The Company expects to benefit from the high rates of growth for television advertising in Hungary, the Czech Republic and Slovakia projected by Zenith Media / Saatchi and Saatchi. In addition, a new management team, that began operating the stations in January 1998, has plans for significant broadcasting expansion elsewhere in Central and Eastern Europe.

The Company was organized in September 1994. Broadcasting of the Company's MSAT channel began on a limited basis in September 1994 and increased to 21 1/2 hours per day in December 1994.

In April 1996, the Company introduced new programming for the hours 7:30 p.m. to 11:00 p.m. featuring American and British syndicated series that had been previously successful in prime time in those countries. The Company dubbed these programs into Hungarian.

In September 1997, the Company was awarded a new AM Micro channel and began broadcasting 24 hours per day on the Budapest microwave system. In November 1997 ORTT, the television regulatory body in Hungary, awarded the Company a national license to broadcast via satellite. The license permits the Company to send its digital signal without encoding. Accordingly, cable television companies and direct-to-home customers can receive the signal without having to acquire expensive decoders.

In January 1998, the Company acquired Global Television Networks, Inc. ("Global"). Global owns Sziv TV, one of the three satellite-to-cable stations in Hungary that is also on the AM Micro MMDS system in Budapest. Global is also a distributor of paid adult television programming, holding exclusive long-term contracts with NTV Plus DBS operators in Russia and contracts with United Phillips cable operators in Vienna and Amsterdam. The Company will spin off these adult programming assets to its shareholders as of the record date August 31,1998.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Under Hungarian media law there are certain restrictions on one corporate entity owning two national or regional television stations. There is no such rule for specialized or satellite-to-cable television stations. The Company carefully structured its acquisition of Sziv TV to be in compliance with the law. On September 28, 1998 HBCO's affiliate SZIV TV Rt ("SZIV") has been approved and registered for a national satellite broadcasting license for its satellite operations. This license was confirmed by ORTT, the Hungarian television regulatory authority, and permits SZIV to transmit its digital signal without code. Accordingly, small cable television companies and direct-to-home customers can receive the satellite broadcast transmission using an inexpensive, basic television box.

The new management is currently overhauling the two Hungarian stations with specialized programming to be introduced in August through November 1998. Since August 20, 1998 MSAT launched two-hour-program of Nickelodeon. Since November 15, 1998 Nickelodeon children programming is on MSAT for six hours on a daily basis. The management's intention is to expand to 12 hours per day of localized Nickelodeon programs for children supplemented with family programming for young adults in the evening. SZIV TV will be an entertainment channel providing specialized programming.

As part of its strategy to ally itself with major, professional companies in the broadcasting business, the Company in July 1998 signed an exclusive five year contract with Video International Media Services to be the Company's advertising sales agent in Hungary. The agreement calls for guaranteed payments of up to $80 million over five years once the Company meets certain performance criteria, including an audience share in Hungary of 7%. The Company's current audience share for its two stations in Hungary is about 3%. The two companies expect to expand their cooperation in the Czech Republic, in Slovakia and elsewhere in Central and Eastern Europe. Video International Media Services set up an office based in Hungary, exclusively for advertising for the two channels.

Video International Media Services started to operate as an exclusive advertising sales house in Budapest for the two television stations, MSAT and SZIV TV as of September 7, 1998.

In May 1998, the Company purchased 46.2% ownership and 76.5% profit interest in Galaxie TV ("Galaxie") in the Czech Republic. Galaxie has a regional terrestrial license and a national satellite-to-cable license. In January 1998 Galaxie began broadcasting via satellite to cable and direct-to-home viewers in the Czech Republic and is reaching approximately 1.1 million television households(about
3.2 million viewers, or about 32% of all television households in the Czech Republic. Glaxie TV had expanded its terrestrial coverage in that country by 80,000 television households. This expansion is a result of a long-term, exclusive broadcast affiliation agreement with a station in Northern Bohemia which will broadcast 21 hours per day of Galaxie TV programming. Galaxie has applied to the Board for TV and Radio Broadcasting for the Czech Republic to enable the company to combine several regional, military licenses which would give Galaxie about 72% coverage of television households in that country.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Galaxie TV Network acquired the rights to broadcast 70 National Hockey League games, including playoffs, in the Czech Republic and Slovakia for the 1998-99 season, and secured the broadcast rights for the Year 2000 season well. Since the beginning of October, Galaxie has been broadcasting the NHL matches live Friday and Saturday nights, with reruns on Saturdays and Sundays, to more than one million TV households (terrestrial and cable) in the Czech Republic and 500,000 TV households in Slovakia (about 4.2 million viewers collectively).

Also in May 1998, the Company purchased 46.2% ownership and 76.5% profit interest in MAC in Slovakia. MAC, through its 100% ownership of TV NASA, has a regional terrestrial license broadcasting to about 0.2 million television households and plans this fall to begin broadcasting by satellite to cable households in Slovakia and increase the station's reach to about 0.8 million television households, or about 40% of all television households in Slovakia. MAC has applied to the Council of Slovak Republic for Radio and TV Broadcasting to combine several regional terrestrial licenses which would give TV NASA up to 60% coverage of television household in that country. MAC TV has concluded contracts with nine of 36 cable operators in Slovakia and expects to conclude contracts with the remaining operators in time for the start of satellite-to-cable broadcasting in November 1998. In addition to the two terrestrial stations already broadcasting its signal, the Company has added TV Tatry, a terrestrial station in Northeastern Slovakia, to its television network with broadcasting beginning in November 1998.

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

Revenues from Company operations are averaging about $350,000 per month, of which about $150,000 per month are from the Hungarian stations. Nickelodeon as a new specialized programming started in August 20, 1998 for 2 hours on a daily basis and since to November 15,

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

1998 6 hours on a daily basis in Hungary may increase the Hungarian stations' audience and advertiser demand. In addition, as of September 7, 1998, VI became the exclusive sales agent for the Company's advertising in Hungary. Both the Company and VI believe that this marketing agreement will increase the Company's advertising revenue in Hungary.

The Company has gained the cost benefits of combining the two Hungarian stations at one location with one management and technical group. The Company has had a buildup of expenses, particularly of Selling, General and Administrative expenses, that are necessary to support the Company's ambitious expansion plans. Certain non-cash expenses were incurred with long-term employment and consulting contracts where a portion of the payment was made with securities of the Company. Obligations paid for in common stock or options are non-cash expenses.

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

The Company's revenues and a majority of its expenses are denominated in Hungarian forints, Czech korona and Slovakian korona Accordingly, the business operations of the Company are impacted only to a limited degree by foreign exchange fluctuations. Inflation also is of limited direct importance to the operations of the Company. In both Hungary and the Czech Republic, advertising in general and television advertising in particular, have consistently grown more rapidly than the rate of inflation. Of greater importance, is the potential impact of currency fluctuations and inflation on the health of the Hungarian, Czech and Slovakian economies. Growth in Hungarian, Czech and Slovakia television advertising is directly impacted by the overall health and growth of their respective economies.

In the past the Company has funded its operations largely from investor funds. The Company has a plan to make the Hungarian stations profitable over the next three years. Prospects for significant profitability in the Czech Republic and Slovakia are better. Planned expansion elsewhere in Central and Eastern Europe looks favorable. In the medium term, the Company needs to rely on funding from investors to finance its operations and its plans for growth. There is no assurance that investors will continue to fund this business while it experiences losses. Management believes, at least for the next twelve months, that the Company can continue to raise the necessary funds for its business needs.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Results of Operations

Quarter ended September 30, 1998 compared to quarter ended September 30, 1997

The Company's revenues increased by $436,145, or 39% to $1,115,790 in the quarter ended September 30, 1998 from $679,645 in the quarter ended September 30, 1997. Revenues from the newly acquired Czech and Slovak stations were $555,161 for a portion of the third quarter. Revenues increased due to the fact that the Company operated four stations versus one station in the prior year. Revenues for the period for the Hungarian stations were reduced by the increased competition in the Hungarian market due to the fall 1997 launch of new stations. Management's focus has been on the launch of the two Hungarian stations' new formats in August through November 1998 period; accordingly, programming and marketing initiatives have been deferred.

Other operating costs and expenses, including amortization of deferred program costs, increased by $786,607 to $1,550,591 in the quarter ended September 30, 1998 from $763,984 in the quarter ended September 30, 1997. Other operating costs and expenses for the Czech and Slovak stations were $149,282 for the third quarter ended September 30, 1998. This increase reflects the costs associated with running four television stations rather than one and the continuing costs of combining two stations at one location.

Amortization of the broadcast license costs increased by $476,383 to $579,155 in the quarter ended September 30, 1998 from $102,772 recorded in the prior period. The newly acquired stations have insignificant broadcasting license amortization. This increase reflects the amortization of both the Sziv and MSAT broadcasting licenses in the current period, while only the MSAT licenses were amortized in the earlier period.

Selling, general and administrative expenses increased $2,438,680 to $3,100,734 for the quarter ended September 30, 1998 from $662,054 in the quarter ended September 30, 1997. Selling, general and administrative expenses for the Czech and Slovak stations were $1,044,345. A primary element of this expense increase is a result of the build up in staffing as the new management group has embarked upon a major expansion program for the Company in Central and Eastern Europe. This expense also rose because of the costs of acquiring the Czech and Slovak stations. Another reason for this increase in this expense for the Hungarian companies was the operation of two stations in the current period compared to operating one station in the prior period.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Nine months ended September 30, 1998 compared to nine months ended September 30, 1997

The Company's revenues increased by $499,987 or 21% to $2,896,491 in the nine months ended September 30, 1998 from $2,396,504 in the nine months ended September 30, 1997. Revenues for the two newly acquired non-Hungarian stations were $876,352. The increase is attributable to the operation of four stations versus one station in the prior year. Revenues in the nine months ended September 30, 1998 for the Hungarian stations declined due to the fall 1997 launch of new stations in the Hungarian market and the resulting increase in competition. In addition, the operations of Sziv TV were relocated to the MSAT location. Management's focus has been on the launch of the two Hungarian stations' new formats in August through November 1998; accordingly, programming and marketing initiatives were deferred.

Other operating costs and expenses, including amortization of deferred program costs, increased by $1,836,262 to $4,305,941 in the nine months ended September 30, 1998 from $2,469,679 in the nine months ended September 30, 1997. Other operating costs and expenses for the Czech and Slovakia stations were $242,309 for the nine months ended September 30, 1998.This increase reflects the costs associated with running four television stations rather than one and the costs of combining two stations at one location.

Amortization of the broadcast license costs increased by $1,151,103 to $1,468,387 from $317,284 in the nine months ended September 30, 1997. This increase reflects the amortization of both the Sziv and MSAT broadcasting licenses in the current period, while only the MSAT licenses were amortized in the earlier period.

Selling, general and administrative expenses increased $4,637,523 to $7,323,310 for the nine months ended September 30, 1998 from $2,685,787 in the nine months ended September 30, 1997. Selling, general and administrative expenses for the Czech and Slovak stations were $1,637,046. A primary element of this expense increase is the build up in staffing as the new management group has embarked upon a major expansion program for the Company in Central and Eastern Europe. This expense also rose because of the costs of acquiring the Czech and Slovak stations and the acquisition of Global Television Networks, Inc. Another reason for this increase in this expense for the Hungarian companies was the operation of two Hungarian stations in the current period compared to operating one station in the prior period.

Interest and other income decreased to $144,297 in the first nine months of 1998 from $1,267,196 in the prior year first nine months due to a $1,000,000 gain on a satellite service contract cancellation by a supplier recognized in the prior years' period.

Other expense increased to $1,143,600 in the first nine months of 1998 from $0 in the prior year first nine months due to an estimated mark-to-market ascribed valuation of a put obligation of the Company owed to its Chairman. Negotiations are underway to reduce this potential expense of the Company.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Interest expense increased to $494,916 in the first nine months of 1998 from $128,059 in the prior year first nine months due to high interest expense on financing operating activities. As of September 30, 1998 the Company accrued $67,000 penalty interest regarding the delay of the registration statement.

Loss on disposal of subsidiary of $476,497 in the first nine moths of 1998 resulted from the sale of the Company's animation studio, Studio 2 Kft, to its Chairman for a price below book value.

Liquidity and Capital Resources

The Company has historically derived its cash for capital expenditures, working capital and operations primarily from investor financing. The Company expects over the medium term to continue to need investor financing to fund its operations.

Net cash used in operating activities was $6,285,172 and $713,172 for the nine months ended September 30,1998 and September 30, 1997, respectively. The current period reflects the operation of two television stations in Hungary (at two locations for a portion of the period) and, for a limited period, stations in the Czech Republic and in Slovakia, while the earlier period reflected the costs of operating one station. In addition, the costs of combining the two stations, the cost of acquiring Global, the Czech and Slovak stations and the changes resulting from a new management group, all increased current operating costs compared to the costs of the prior period.

Comparing September 30, 1998 balance sheet items with those of December 31,1997, due from related parties increased $1,170,430 to $1,531,476 which reflects the outstanding receivable from Global's former shareholders of $1,150,000 and was a term in the purchase of Global by the Company. Subsequent to period end Offer Assis repaid the $1,150,000. Net property, plant and equipment increased by $1,443,072 to $1,844,250 primarily because of the acquisition of fixed assets from the three acquired television stations. Net broadcast license costs increased to $21,498,336 from $1,057,535 because of the purchase by the Company of Sziv TV's broadcasting licenses in January 1998.

Accounts payable and accrued expenses increased to $3,610,579 and $2,006,234 as of September 30, 1998 from $676,191 and $945,538 as of December 31, 1997, respectively. This reflected a build up of business expenses as well as additional liabilities associated with the companies acquired during the Company's acquisition activities.

Due to related parties decreased to $479,415 on September 30, 1998 from $932,123 on December 31, 1997. This change largely resulted from a repayment of a $250,000 loan to the Company's Chairman of the Board had previously advanced and the recognition of a potential liability to the Company of a put option it had granted to the Chairman at the time that the Company purchased Global Television Networks, Inc. This liability resulted from an approximate mark-to-market ascribed valuation of this potential expense due to the decline in the Company's stock.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

In December 1995, three of the Company's officers/founders contributed stock to the Company for no consideration. In 1998, in relation to the purchase of Global Television Networks, Inc. and the resulting change of control of the Company, the Company agreed to reimburse these founders and former officers for a portion of their losses suffered as a result of the failure of Coleman & Company Securities, Inc. ("Coleman") to complete a firm commitment underwriting. The Company had an action against Coleman in the Supreme Court in the State of New York to recover damages from the aborted underwriting, including the damages suffered by the founders. The founders voluntarily cancelled 220,000 of their shares for no compensation to permit the Company to successfully complete its initial public offering with another underwriter at $5 per share. In May and June 1998 the final terms of these negotiations were completed. The Company has agreed to pay Peter E. Klenner, Chairman of the Board of Directors of the Company and formerly Chief Executive Officer, $500,000 for the cancellation of his 100,000 shares. This amount has been credited to Mr. Klenner for his purchase of Studio 2 Kft. by his wholly-owned corporation, M&A Management Kft. See Note 2, "Sale of Subsidiary." The other two former officers/founders, were granted a total of 63,158 unregistered shares representing a stock price of $4.75 on the date of Board approval or an ascribed value of $300,000. In addition, for these two founders, if the Company receives payment from a judgement prior to June 1, 1999 in excess of $300,000, the two founders can put these shares to the company for $300,000 in cash. If no judgement in excess of $300,000 has been collected by the Company prior to June 1, 1999 and the price of the common stock on that day is below $4.75, the Company will issue additional shares to these two founders to allow the market value of the total shares paid to these two individuals to be $300,000 as of that date. On August 7, 1998 a settlement was reached by the Company with Coleman, where by Coleman would pay the Company a total of $300,000 of two equal installments of $150,000 due August 31, 1998 and December 31, 1997. The first installment has not been paid as at September 30, 1998, but subsequent to the period close a partial payment of $64,000 was received.

As part of its aggressive expansion plans, the Company is planning significant increases in capital spending in Hungary, in the Czech Republic, in Slovakia and in other countries where the Company plans to acquire broadcasting licenses. As part of its new specialized programming strategy, the Company plans significant investments in equipment. With the exception of its expansion plans, the Company has only limited capital spending requirements. The Company pays for its programming generally at or near the time of its broadcast

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In May 1998, the Company issued 12 shares, at nominal value of $500,000 each, of Series B 6% Convertible Redeemable Preferred Stock with $0.001 par value per share ("Series B Preferred"). The Series B Preferred are convertible into shares of the Company's common stock at 85% of the two-day low average (not necessarily consecutive) closing price over the prior ten consecutive trading days prior to the date of conversion, but with a price no higher that $9.685 per share. Therefore, the lower the market price for the common stock, the greater the number of common shares that the converting holder of Preferred Stock B will be able to receive, and the greater consequent dilution to existing stockholders in the event the shares of Series B Preferred are converted.

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

As part of the issuance of these $6 million of Series B Preferred, the Company has the option of selling an additional $2 million of these securities to the investors 30 and 60 days after an effective registration statement. The Company had agreed to have an effective registration statement available for the holders of the Series B Preferred as of September 5, 1998, but this has not yet been established. The terms of the agreement provide for a penalty of 2% per month of the outstanding amount of Series B Preferred for delay in an effective registration statement.

As of June 30, 1998, promissory notes (exclusive of accrued interest) totaling $1,020,000 were due. The company offered these note holders shares of unregistered common stock in the Company as payment in full for the notes including accrued interest. The value of the common stock offered was $2.5813 per share which represented a discount of 30% from the market value of the common stock on June 30, 1998 of $3.6875 per share. Note holders representing $700,000 or 69% of the outstanding debt have accepted in writing this offer. Additional note holders representing $320,000 or 31% have either not responded to the offer or are in negotiation with the company to find a way to settle this obligation. EuroWeb International, a related party, holds $400,000 principal amount of these notes and has agreed to convert its holdings into common stock. The Company had previously loaned EuroWeb $350,000 at 6% interest with a maturity date of June 30, 1998. Prior to redeeming EuroWeb's note, the two loans and their accrued interest will be offset.

The Company will need additional financing to fund its operations for the next twelve months. The Company is reviewing various funding options and believes that it will secure sufficient financial resources for its requirements for the next year.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Year 2000 Issue

As many computer systems and other equipment with embedded chips or processors (collectively "Business Systems") use only two digits to represent the year, they may be unable to process accurately certain data before, during or after the year 2000. As a result, business and governmental entities are at risk for possible miscalculations or systems failures causing disruptions in their business operations. This is commonly known as the Year 2000 ("Y2K") issue or Century Date Change ("CDC") issue. The "CDC" issue can arise at any point in the Company's supply, processing, production, distribution and financial chains.

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

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

                          HUNGARIAN BROADCASTING CORP.

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

None.

Item 5. Other Information

None.

Item 6. Exhibits and Reports on Form 8-K

A.     Exhibits      (numbers below are references to Regulation S-B)
(3)        (a)       Certificate of Amendment to Certificate of Incorporation filed June 28, 1996(1)
           (b)       Certificate of Incorporation filed September 14, 1994(1)
           (c)       Proposed Corrected Certificate of Designation Relating to the Series A Convertible Preferred Stock(1)
           (d)       By-laws(1)
           (e)       Certificate of Designations for Series B Preferred Stock
(4)        (a)       Form of Warrant Agreement(4)
           (b)       Amendment to Warrant Agreement, including Form of Common Stock Purchase Warrant Certificate(l)
           (c)       Form of Series A Preferred Stock Certificate(l)
           (d)       Form of Underwriter's Unit Warrant(l)
           (e)       Form of Unit Certificate(1)
(10)       (a)       Employment agreement between Registrant and Peter E. Klenner(3)
           (b)       Employment agreement between Registrant and Imre M. Kovats(3)
           (c)       Financial Consultant agreement between Registrant and Robert Genova(3)
           (d)       1994 Incentive Stock Option Plan(3)
           (e)       Sharing agreement for space and facilities between Registrant and Hungarian Telephone & Cable Corp.(3)
           (f)       Agreement to Purchase Shares in DNTV(3)


                           Part II. Other Information

                          HUNGARIAN BROADCASTING CORP.

           (g)       Agreement to purchase shares in VI-DOK(3)
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
           (o)       Amendment to Mergers and Acquisitions Agreement with J.W. Barclay & Co., Inc.(l)
           (p)       Contracts for purchase of programming between Power TV Ltd. and Registrant dated February 28 and
                     July 29, 1996(5)
           (q)       Agreement between Nethold Central Europe BV and Registrant dated July 5,1996(5)
           (r)       Management consulting agreement between Registrant and Justine Bodle dated June 15, 1996(5)
           (s)       Agreement between Registrant and Banknet dated June 26, 1996(5)
           (t)       Rental lease between Registrant and Investor Holding RT dated June 25.1996(5)
           (u)       Agreement between the Company and Orion Atlantic, L.P., dated July 31, 1996(1)
           (v)       Settlement Agreement with Nethold Development BV, dated May 22, 1997(1)
           (w)       Antenna Hungaria Contract, dated May 30, 1997(1)
           (x)       Agreement dated December 17, 1997 between the Offer Assis and Peter E. Klenner(7)
           (y)       Loan Agreement between Offer Assis and Shafrir Family Trust(7)
           (z)       Reorganization  Agreement among HBC, Global  Television  Networks, Inc. and Offer Assis, Shai Bar-Lavi,
                     Shlomo Kot and Frederick E. Smithline individually(7)
           (aa)      Transfer and  Distribution  Agreement,  dated as of November 18, 1997,  between the Registrant and Hungarian  Satellite Corporation(7)
           (bb)      Licensing Agreement with Nickelodeon(2)
           (cc)      Agreement with Galaxie TV Network(8)
           (dd)      Agreement with MAC TV(2)

----------------------------------------------

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

(6) Incorporated by reference to the Company's report on Form 8-K dated April 11, 1996.

(7) Incorporated by reference to the Company's report on Form 8-K dated January 5, 1998

(8) Incorporated by reference to the corresponding exhibit in the Company's report on form 10QSB for the quarter ended March 31, 1996

                           Part II. Other Information

                          HUNGARIAN BROADCASTING CORP.

B. The following reports on Form 8-K have been filed during the quarter ended June 30, 1998: Form 8-K Amendment dated June 3, 1998 to Form 8-K dated January 5, 1998.






                                    SIGNATURE


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of New York, State of New York, on the 23rd day of November, 1998.




HUNGARIAN BROADCASTING CORP.





By   /s/ James H. Season
------------------------
James H. Season
Chief Financial Officer and  Treasurer